Form 10-Q
period 2000-09-30
WEBEX COMMUNICATIONS INC
filed 2000-11-14
CIK 1109935

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO.: 0-30849

                           WEBEX COMMUNICATIONS, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0548319
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                              110 ROSE ORCHARD WAY
                           SAN JOSE, CALIFORNIA 95134
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           TELEPHONE: (408) 435-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On November 1, 2000, 36,826,162 shares of Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WEBEX COMMUNICATIONS, INC.
               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

       Unaudited Condensed Consolidated Balance Sheets at
        September 30, 2000 and December 31, 1999

       Unaudited Condensed Consolidated Statements of
        Operations for the three months ended September 30, 2000 and 1999

       Unaudited Condensed Consolidated Statements of Cash
        Flows for the three months ended September 30, 2000
        and 1999

       Notes to Unaudited Condensed Consolidated Financial
        Statements

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About
  Market Risk

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                           WEBEX COMMUNICATIONS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 44,740         $ 13,621
  Accounts receivable, net..................................       7,249            2,449
  Prepaid expenses and other current assets.................       3,031            1,368
                                                                --------         --------
          Total current assets..............................      55,020           17,438
Property and equipment, net.................................      12,317            2,167
Intangibles, net............................................       1,134            1,520
Due from related party......................................       3,600               --
Other non-current assets....................................         709              524
                                                                --------         --------
          Total assets......................................    $ 72,780         $ 21,649
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,220         $  3,435
  Accrued liabilities.......................................       3,084              713
  Deferred revenue..........................................       4,413            2,502
  Due to related party......................................          --              200
  Current portion of capital lease obligation...............         930               --
                                                                --------         --------
          Total current liabilities.........................      13,647            6,850
Capital lease obligation less current portion...............       1,466               --
                                                                --------         --------
          Total liabilities.................................      15,113            6,850
                                                                --------         --------
Stockholders' equity:
  Convertible preferred stock...............................          --           29,108
  Common stock..............................................          37               11
  Additional paid-in capital................................     167,202            5,173
  Notes receivable from stockholder.........................         (45)              --
  Deferred equity-based compensation........................     (29,910)          (2,431)
  Accumulated deficit.......................................     (79,617)         (17,062)
                                                                --------         --------
          Total stockholders' equity........................      57,667           14,799
                                                                --------         --------
          Total liabilities and stockholders' equity........    $ 72,780         $ 21,649
                                                                ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
Net revenues...........................    $  7,465          $   446         $ 14,213          $ 1,465
Cost of revenues.......................       3,213              139            5,640              305
                                           --------          -------         --------          -------
     Gross profit......................       4,252              307            8,573            1,160
                                           --------          -------         --------          -------
Operating expenses:
  Sales and marketing..................      15,491            2,771           36,925            5,110
  Research and development.............       3,439              906            7,882            2,189
  General and administrative...........       1,926              490            4,630            1,037
  Equity-based compensation*...........      11,624              332           23,000              811
                                           --------          -------         --------          -------
          Total operating expenses.....      32,480            4,499           72,437            9,147
                                           --------          -------         --------          -------
     Operating loss....................     (28,228)          (4,192)         (63,864)          (7,987)
Interest and other income, net.........         772               20            1,309              106
                                           --------          -------         --------          -------
Net loss...............................    $(27,456)         $(4,172)        $(62,555)         $(7,881)
                                           ========          =======         ========          =======
Net loss per share, basic and
  diluted..............................    $  (1.01)         $ (0.39)        $  (3.62)         $ (0.74)
                                           ========          =======         ========          =======
Shares used to compute basic and
  diluted net loss per share...........      27,233           10,734           17,262           10,621
                                           ========          =======         ========          =======
*Equity-based compensation:
  Sales and marketing..................    $  3,230          $   144         $  7,269          $   328
  Research and development.............       2,777               34            5,608               70
  General and administrative...........       5,617              154           10,123              413
                                           --------          -------         --------          -------
                                           $ 11,624          $   332         $ 23,000          $   811
                                           ========          =======         ========          =======

See accompanying notes to unaudited condensed consolidated financial statements.

                           WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Cash flows from operating activities:
  Net loss..................................................    $(62,555)         $(7,881)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provisions for doubtful accounts and sales
      allowances............................................       1,033               97
     Depreciation and amortization..........................       2,102              135
     Equity-based compensation..............................      23,000              811
     Changes in operating assets and liabilities:
       Accounts receivables.................................      (5,833)            (973)
       Prepaid expenses and other current assets............      (1,663)            (111)
       Other non-current assets.............................         111              451
       Accounts payable.....................................       1,785              841
       Accrued liabilities..................................       2,371              (68)
       Deferred revenue.....................................       1,911              580
                                                                --------          -------
          Net cash used in operating activities.............     (37,738)          (6,118)
                                                                --------          -------
Cash flows from investing activities:
  Loan made to related party................................      (3,600)              --
  Payments of security deposits.............................        (296)            (500)
  Purchases of property and equipment.......................      (9,470)            (756)
  Purchases of intangibles..................................          --             (166)
                                                                --------          -------
          Net cash used in investing activities.............     (13,366)          (1,422)
                                                                --------          -------
Cash flows from financing activities:
  Net proceeds from initial public offering.................      50,740               --
  Net proceeds from other issuances of common stock.........       3,883               35
  Repurchase of restricted stock............................        (169)              --
  Net proceeds from issuances of preferred stock............      27,969            3,010
  Repayment of amounts due to related party.................        (200)            (400)
                                                                --------          -------
          Net cash provided by financing activities.........      82,223            2,645
                                                                --------          -------
Change in cash and cash equivalents.........................      31,119           (4,895)
Cash and cash equivalents at beginning of the period........      13,621            5,522
                                                                --------          -------
Cash and cash equivalents at end of the period..............    $ 44,740          $   627
                                                                ========          =======
Supplemental disclosures of noncash investing and financing
  activities:
  Deferred equity-based compensation........................    $ 50,479          $ 3,225
                                                                ========          =======
  Stockholder note received for issuance of stock...........    $     45          $    --
                                                                ========          =======
  Acquisition of property and equipment under capital
     leases.................................................    $  2,396          $    --
                                                                ========          =======

See accompanying notes to unaudited condensed consolidated financial statements.

                           WEBEX COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 1999 included in the Company's Registration statement on Form S-1 declared effective by the Securities and Exchange Commission on July 27, 2000.

     The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other future period, and the Company makes no representations related thereto.

     The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 2. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments such as money market funds with maturities of less than three months at date of purchase.

3. RESTRICTED CASH

     Included in the other non-current assets on the condensed consolidated balance sheets at September 30, 2000 and December 31, 1999 is $500 of restricted cash to support a letter of credit provided as a security deposit on WebEx's leased facility. The deposit is required for the full 5-year term of the lease, but the amount can be reduced if WebEx meets conditions specified in the lease agreement.

 4. COMPREHENSIVE INCOME (LOSS)

     To date, WebEx has not had any significant components of other comprehensive income (loss).

 5. REVENUE RECOGNITION

     Revenue is derived from web communication services. Web communication services revenues are generated through a variety of contractual arrangements that involve hosted services and revenue sharing activities. The Company sells web communication services to customers through service subscriptions and other service arrangements. Under these arrangements, customers access the application hosted on our servers via their websites. Hosted services revenues include monthly subscriber user fees, user set-up fees, and hosting fees in limited cases of customer-dedicated hosted software. Hosted services are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenues are recognized ratably over the service period. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

                           WEBEX COMMUNICATIONS, INC.

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company also enters into revenue sharing arrangements through agreements with distribution partners. Revenues on these arrangements are derived from hosted services provided to end users and are recognized as the services are provided. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. In cases where WebEx contracts directly with the end-user, revenues are recognized gross with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenues are recognized at the net amount earned from the distribution partner.

     WebEx has sold a limited number of perpetual software licenses for software delivered to customers. WebEx recognizes revenue on software products delivered to customers in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue from perpetual software license agreements is recognized upon shipment of the software when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.

     Accounts receivable represents all unpaid amounts billed to customers. WebEx records an allowance for doubtful accounts to reduce accounts receivable to amounts expected to be received from customers. WebEx records estimates for sales allowances at the time of the sale.

     Deferred revenue includes amounts billed to customers for which revenues have not been recognized, which generally result from the following: (1) deferred set-up fees; (2) advances received from distribution partners under revenue sharing arrangements; (3) deferred maintenance and support; and (4) amounts billed in advance under customer-dedicated application hosting arrangements.

 6. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of common shares outstanding for the period excluding common shares subject to repurchase. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method and upon the conversion of convertible preferred stock.

     The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 1999 and 2000 because their effect would have been antidilutive:

                                                                AS OF
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                          2000         1999
                                                        ---------    ---------
Shares issuable under stock options...................  4,385,458    3,619,417
Shares of restricted stock subject to repurchase......  3,862,809           --
Shares issuable pursuant to warrants..................    339,915      450,000
Shares of convertible preferred stock on an "as-if"
  converted basis.....................................         --    6,746,191

     The weighted-average exercise price of stock options outstanding as of September 30, 2000 was $7.27 and as of September 30, 1999 was $0.23. The exercise price of warrants outstanding as of September 30, 2000 and

                           WEBEX COMMUNICATIONS, INC.

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1999 was $12.50 and $0.01, respectively. The weighted-average repurchase price of restricted common shares outstanding as of September 30, 2000 was $0.83.

 7. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

  (a) Initial public offering

     On August 2, 2000 the Company closed its initial public offering of 3,500,000 shares of its common stock at a price of $14 per share. On August 3, 2000 the managing underwriters of the offering exercised an over-allotment option for 525,000 shares of common stock at a price of $14 per share. Net proceeds of the offering were approximately $50,740 after deducting underwriter discounts, commissions and other offering expenses.

  (b) Convertible Preferred Stock

     At the time of the initial public offering there were 15,917,627 shares of convertible preferred stock outstanding. Each share of convertible preferred stock was converted to one share of common stock automatically upon the closing of our initial public offering on August 2, 2000.

  (c) Stock Purchase Warrants

     In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. Under the agreement, the distribution partner will include and promote WebEx services as part of its portal services. In addition to the warrants, the agreement provides for payments to the distribution partner for initial set-up fees, achievement of customer milestones at defined dates, and advertising. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model. The fair value of the warrants is recorded as deferred equity-based compensation and is being amortized over the one year term beginning on the effective launch date of the portal arrangement. Amortization during the current period is $271.

     Included in the prepaid expenses as of September 30, 2000 is the unamortized portion of a $1,000 payment of set-up fees for the portal arrangement. These fees are being amortized over the one year term beginning on the effective launch date of the portal arrangement. Current period amortization and unamortized set-up fees at September 30, 2000 are $159 and $841, respectively.

     This agreement also provides for WebEx to make up to four additional quarterly payments of $1,000 each upon the successful completion of specified milestones by the distribution partner and purchase a minimum level of advertising services from the distribution partner. The milestone payments will be expensed during the term of the agreement. The first milestone was not reached as of September 30, 2000.

 8. RELATED PARTY TRANSACTIONS

     We have contracts for engineering services with two companies in China owned by the wife of one of our founding executives, who is also a major stockholder. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Amounts paid for engineering services to these companies for the three months ended September 30, 2000 and 1999 were $1,048 and $30 and for the nine months ended September 30, 2000 and 1999 were $2,012 and $140, respectively.

     Due to related party at December 31, 1999 represented a note payable to an officer for unpaid compensation. The note was paid in full on July 6, 2000.

                           WEBEX COMMUNICATIONS, INC.

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     In April 2000, WebEx loaned $3,600 to its Chief Executive Officer (CEO). The loan matures in April 2002, bears interest at a rate of 6.5% per annum, and is secured by the personal residence of the CEO and 1,000,000 shares of WebEx stock. The loan was originally secured by 3,000,000 shares of WebEx stock. This amount was reduced by action of the disinterested members of the Board of Directors on October 17, 2000.

 9. COMMITMENTS

     WebEx leases certain equipment and occupies facilities rented under non-cancelable operating leases expiring through 2008.

     Future minimum lease payments under the non-cancelable operating leases are as follows:

                        YEAR ENDING
                       DECEMBER 31,
                       ------------
2000.......................................................  $   803
2001.......................................................    3,271
2002.......................................................    3,392
2003.......................................................    3,519
2004 and thereafter........................................   10,345
                                                             -------
Future minimum lease payments..............................  $21,330
                                                             =======

     Subsequent to September 30, 2000, WebEx leased four additional facilities. The first lease expires in 2005 and requires monthly payments of approximately $66 commencing January 2001. The second lease expires in 2008 and requires monthly payments of approximately $19 commencing February 2001. The remaining two leases expire in 2002 and require monthly payments totaling $4.

     Rent expense under non-cancelable operating leases was $904 and $1,414 for the three and nine month periods ended September 30, 2000, respectively.

     WebEx is committed to purchase an additional $2.0 million of online advertising from a distribution partner over the initial term of an exclusive distribution, advertising, and promotion agreement. Payments are due in three monthly installments of $667 in October, November and December 2000.

     At September 30, 2000, WebEx has material purchase commitments totaling approximately $5.5 million for equipment purchases and the construction of leasehold improvements at new leased facilities.

10. SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within WebEx for making operational decisions and assessments of financial performance.

     WebEx's chief operating decision-maker, is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, WebEx has determined that it operates in a single operating segment, specifically, web communication services. For the periods ended September 1999 and 2000, all material assets and revenues of WebEx were in the United States.

                           WEBEX COMMUNICATIONS, INC.

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. WebEx will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 is effective for WebEx in the fourth quarter of 2000. WebEx believes its revenue recognition practices comply with the applicable interpretive guidance in SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This Interpretation is effective July 1, 2000 and its adoption did not have an effect on our consolidated financial statements for stock awards granted to date.

     In March 2000, the Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-2, Accounting for Web Site Development Costs, which was adopted by WebEx as of July 1, 2000. EITF No. 00-2 establishes guidance for the accounting for costs related to development and operation of websites. To date, WebEx has not incurred significant development costs covered by EITF No. 00-2, as all software developed internally has been offered under license to customers. WebEx's policy of accounting for costs incurred to operate our website and hosted services was not impacted by adoption of this pronouncement.

     In March 2000, the EITF published its consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. WebEx has historically treated its hosted services as service arrangements which is in accordance with the guidance contained in this pronouncement. WebEx's hosting arrangements generally do not allow customers the contractual right to take possession of the software.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows and expenses, the adequacy of capital resources and growth in business and operations. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company's ability to attract and retain customers and distribution partners for existing and new services, to expand its operations internationally, to expand its infrastructure to meet the demand for the Company's services, the Company's ability to control its expenses, the Company's ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell the Company's services, and the strength of competitive offerings and the prices being charged by those competitors. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

OVERVIEW

     We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

     We commenced operations in February 1995. We released an interactive communications service built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations and deploying our global WebEx Interactive Network. We introduced WebEx Business Exchange in the third quarter of 1999, WebEx OnCall service in the fourth quarter of 1999, WebEx Shopping-Together (now WebEx OnTour) in the first quarter of 2000, WebEx OnStage in the second quarter of 2000 and Webex Professional Services in the third quarter of 2000.

     We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing or pay-per-use basis through our distribution partners. Revenue from subscription services consists of monthly usage fees, which are based upon a fixed number of concurrent users, and initial set-up fees. Typically, our contracts are for an initial term of 90 days, and then renew monthly unless terminated by either party.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the statement of operations data as a percentage of revenue.

                                                       THREE MONTHS        NINE MONTHS
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                      --------------      --------------
                                                      2000     1999       2000     1999
                                                      -----    -----      -----    -----
Revenue.............................................   100%     100%       100%     100%
Cost of revenue.....................................    43       31         40       21
                                                      ----     ----       ----     ----
Gross profit........................................    57       69         60       79
Operating expenses:
  Sales and marketing...............................   208      621        260      349
  Research and development..........................    46      203         55      149
  General and administrative........................    26      110         33       71
  Equity-based compensation.........................   156       74        162       55
                                                      ----     ----       ----     ----
          Total operating expenses..................   436     1008        510      624
                                                      ----     ----       ----     ----
Operating loss......................................  (378)    (939)      (449)    (545)
Other income, net...................................    10        4          9        7
                                                      ----     ----       ----     ----
Net loss............................................  (368)%   (935)%     (440)%   (538)%
                                                      ====     ====       ====     ====

     Revenue. Revenue increased $7.0 million from $0.5 million for the three months ended September 30, 1999 to $7.5 million for the three months ended September 30, 2000. Revenue increased $12.7 million from $1.5 million for the nine months ended September 30, 1999 to $14.2 million for the nine months ended September 30, 2000. This increase was primarily due to growth in our subscribing customer base.

     Cost of Revenue. Our cost of revenue consists of costs related to user set-up, hosting the service and technical support and training activities, including Internet communication access costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased $3.1 million from $0.1 million for the three months ended September 30, 1999 to $3.2 million for the three months ended September 30, 2000. Cost of revenue increased $5.3 million from $0.3 million for the nine months ended September 30, 1999 to $5.6 million for the nine months ended September 30, 2000. The cost of revenue increase was primarily due to increases in the cost for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

     Sales and Marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $12.7 million from $2.8 million for the three months ended September 30, 1999 to $15.5 million for the three months ended September 30, 2000. Sales and marketing expense increased $31.8 million from $5.1 million for the nine months ended September 30, 1999 to $36.9 million for the nine months ended September 30, 2000. The increases were due to the hiring of additional sales and marketing personnel in connection with the building of our sales force, higher sales commissions associated with increased sales volume, and an extensive marketing campaign to generate leads and build brand awareness. We anticipate that sales and marketing expense will continue to increase in absolute dollars as we continue to expand our sales force and build our brand.

     Research and Development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of computer equipment, and supplies and consulting services. Research and development expense increased $2.5 million from $0.9 million for the three months ended September 30, 1999 to $3.4 million for the three months ended September 30, 2000. Research and development expense increased $5.7 million from $2.2 million for the nine months ended September 30, 1999 to $7.9 million for the nine months ended September 30, 2000. The increase was primarily related to consulting fees and personnel related expenses resulting from an increase in headcount. We anticipate that research and development costs will continue to increase in absolute dollars as we expand our service offerings and service functionalities.

     General and Administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expense increased $1.4 million from $0.5 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. General and administrative expense increased $3.6 million from $1.0 million for the nine months ended September 30, 1999 to $4.6 million for the nine months ended September 30, 2000. The increase was primarily due to professional fees and personnel and payroll related expenses. We anticipate that general and administrative expenses will continue to increase in absolute dollars as we incur additional expenses related to the growth of our business and our operations as a public company

     Bad debt expense increased $0.4 million from $0.1 million in the three months ended September 30, 1999 to $0.5 million in the three months ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, bad debt expense was $0.1 million and $0.9 million, respectively. This increase was commensurate with the increase in revenue.

     Equity-Based Compensation. Our equity-based compensation expense represents the amortization of deferred stock-based compensation over the vesting period of options granted and expenses related to issuance of common stock warrants. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the deemed fair value of common stock at the time of those grants and the fair value of options granted to non-employees based on the Black-Scholes option pricing model. Equity-based compensation expense increased $11.3 million from $0.3 million for the three months ended September 30, 1999 to $11.6 million for the three months ended September 30, 2000. Equity-based compensation expense increased $22.2 million from $0.8 million for the nine months ended September 30, 1999 to $23.0 million for the nine months ended September 30, 2000. Equity-based compensation expense related to the unvested portion of non-employee options will be impacted by future changes in our stock price and will fluctuate accordingly.

     Other Income, Net. Other income, net is comprised of net investment income net of interest and other expenses. Other income, net increased $0.8 million from $0.0 million for the three months ended September 30, 1999 to $0.8 million for the three months ended September 30, 2000. Other income, net increased $1.2 million from $0.1 million for the nine months ended September 30, 1999 to $1.3 million for the nine months ended September 30, 2000. The increase was related to higher cash balances for the three months and nine months ended September 30, 2000 as compared to September 30, 1999 due to interest income earned on cash received from our Series C and D preferred stock issuance and our initial public offering of common stock.

     Income Taxes. Because we incurred net operating losses in the nine months ended September 30, 1999 and 2000, we paid no federal, state and foreign income taxes in those periods nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is not more likely than not that such benefits will be utilized.

     Net Income (Loss). As a result of the foregoing, net loss in the nine months ended September 30, 1999 was $7.9 million and increased to $62.6 million in the nine months ended September 30, 2000. We anticipate that net losses will continue as we invest in our business.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in proceeds to the Company , after offering expenses of $50.7 million. All outstanding shares of convertible preferred stock automatically converted to common stock upon the closing of our initial public offering.

     As of September 30, 2000, cash and cash equivalents were $44.7 million, an increase of $31.1 million compared with cash and cash equivalents of $13.6 million as of December 31, 1999.

     Net cash used in operating activities was $37.7 million for the nine months ended September 30, 2000, as compared to $6.1 million for the nine months ended September 30, 1999. The increase was related to operating losses and increases in prepaid expenses, other assets, and accounts receivable, partially offset by an increase in accounts payable, accrued liabilities and deferred revenue.

     Net cash used in investing activities was $13.4 million for the nine months ended September 30, 2000, as compared to $1.4 million for the nine months ended September 30, 1999. Net cash used by investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center from which we operate our Internet communication platform, and a loan to our Chief Executive Officer.

     Net cash provided by financing activities was $82.2 million for the nine months ended September 30, 2000, as compared to $2.6 million for the nine months ended September 30, 1999. and was primarily due to the sale of our Series D preferred stock and our initial public offering.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     As of September 30, 2000, our material purchase commitments, including equipment purchases, construction of leasehold improvements at new leased facilities, sales and marketing expenses, including advertising, totaled $7.5 million and are expected to be expended.

     We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $27.0 million.

     We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for the foreseeable future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.

FACTORS THAT MAY AFFECT RESULTS

     The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

  We incurred net losses in 1999 and the nine months ended September 30, 2000, expect continuing losses and may never achieve profitability in the future.

     As of September 30, 2000, we had an accumulated deficit of approximately $79.6 million. We incurred net losses of approximately $62.6 million for the nine months ended September 30, 2000 and $7.9 million for the nine months ended September 30, 1999. Our net losses were approximately 440% of revenue for the nine months ended September 30, 2000. We expect to continue to incur net losses for the foreseeable future. If we continue to incur net losses, we may not be able to increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. We have not yet determined the specific amounts of operating expenses and capital expenditures we expect to incur. We do not know when or if we will become profitable.

  Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

     We commenced operations in February 1995 and our business originally consisted of consulting services. In early 1998, we licensed an interactive communications product to a small number of customers. We began offering WebEx Meeting Center in February 1999, our first real-time, interactive multimedia communications service, and began selling this service to customers and distribution partners. Because of our limited operating history providing services and other factors, our quarterly revenue and operating results are difficult to predict. In addition, because of the emerging nature of the market for interactive communications services for websites, our quarterly revenue and operating results may fluctuate from quarter to quarter. A number of other factors could cause fluctuations in our operating results.

     Factors outside our control include:

     - our distribution partners' degree of success in distributing our services to end-users;

     - the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

     - changes in pricing policies of our competitors; and

     - the growth rate of the market for interactive communications services for websites.

     Factors within our control include:

     - our ability to develop, enhance and maintain our network services and application platform in a timely manner;

     - the mix of services we offer;

     - our ability to attract and retain customers;

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; the announcement, introduction and market acceptance of new or enhanced services or products by us; and

     - changes in our pricing policies.

     If any of these factors impact our business in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform and our competitors' success could impact our longer-term financial growth by reducing demand for our services.

  We expect that our operating expenses will continue to increase and if our revenue does not correspondingly increase, our business and operating results will suffer.

     We expect to continue to spend substantial financial and other resources on developing and introducing new services, and expanding our sales and marketing organization and network infrastructure. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, in which case our operating results for that quarter would be adversely affected.

  Our customers do not have long-term obligations to purchase our services; therefore our revenue and operating results could decline if our customers do not continue to use our services.

     Our customers do not have long-term obligations to purchase services from us. In 1999, our subscription agreements generally had an initial term of 12 months. Beginning in 2000, most of our subscription agreements had an initial term of three months. Our contracts can be terminated at any time after their initial term. Over 95% of our customers have agreements with initial terms of three to 12 months. Since we began selling our services, approximately 5% of our customers have cancelled their agreements. In the third quarter of 2000, over 95% of the contracts entered into the previous quarter were renewed. Our customers may choose not to continue to use our services, and we may not obtain a sufficient number of additional customers to compensate for any customers we may lose. In 1999, Baan Company N.V. accounted for approximately 16% of our revenue. Jan Baan, one of our directors, is a founder of Baan Company. We do not expect to receive any revenue from Baan Company in 2000. The failure of existing customers to continue to use our services or our failure to obtain additional customers would harm our business and operating results.

  Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

     To date, we have generated more than 90% of our revenue from direct sales to customers to meeting-enable their websites. We have entered into distribution agreements with over 130 distribution partners. To date, we have generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees and service fees. For the nine months ended September 30, 2000, these initial set-up fees and service fees each accounted for approximately 3% of our revenue. The payments received from our distribution partners have mostly been recorded as deferred revenue because we defer revenue related to payments for initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We cannot anticipate the amount of payments or revenue we will derive from these relationships in the future. Our distribution agreements are typically for one-year terms and are automatically renewed unless either party terminates the agreement by written notice. Under these agreements, we host and maintain a co-branded site offering the services and the distribution partner provides a link to the co-branded site from its website. Under these agreements, when WebEx collects from the end user customers, WebEx pays a percentage of the proceeds generated from the distribution partner's sale of WebEx services to the distribution partner and the remainder is retained by WebEx. When the distribution partner purchases and resells the services, the distribution partner receives a discount off of WebEx's standard end user prices. The revenue sharing and discount terms of these agreements vary depending on the individual distribution partner's business and range from a flat rate structure to a tiered approach. Under a flat rate structure, the distribution partner is paid a fixed percentage of revenue regardless of the volume sold by the distribution partner. Under our flat rate structure, the percentage of revenue paid to a distribution partner can typically range from 20% to 50%. Under the tiered approach, the percentage paid or discount given to the distribution partner varies depending on the volume of sales or the distribution partner's minimum commitment. The amount of revenue we receive depends on the minimum amount of services they commit to resell and the volume of business generated under the agreement. Under the tiered approach, the percentage of revenue paid (or discount given) to a distribution partner can typically range from 30% to 50%. Under our standard distribution agreement, distribution partners are required to make minimum resell commitments based on either a minimum number of concurrent user subscriptions per month or a minimum dollar commitment. Under these agreements, our distribution partners are obligated to offer our services through their websites with WebEx branding during the term of the agreement. Our distribution partners can add our pay-per-use meeting services to their existing websites. The pay-per-use service provides unlimited access to our services to be paid on a per use basis without the need for signing a subscription agreement. The end-user generally pays for this service through use of a credit card. The credit card information is entered as part of the on-line registration process for using the service. If an end-user uses our services through a distribution partner's website, we pay the partner a percentage of the revenue collected. We typically retain 50% to 100% of the revenue generated from these services. We usually collect fees from the end-users and pay a percentage of the fees collected to the distribution partner. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate any significant revenue.

     Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our interactive communications services for websites will suffer and our business and operating results will be harmed.

  We expect to depend on sales of our WebEx Meeting Center service for substantially all of our revenue for the foreseeable future.

     Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 90% of our revenue in the nine months ended September 30, 2000. We anticipate that revenue from our WebEx Meeting Center service will continue to constitute substantially all of our revenue for the foreseeable future. Any decline in the demand for our WebEx Meeting Center service, or its failure to achieve broad market acceptance, would seriously harm our business.

  If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

     Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during April 2000, our network operated on average at less than 25% of our capacity. We have tested the system for 1,000 concurrent users per server in clusters of 20 servers. However, we have limited experience in conducting large numbers of concurrent meetings and a large number of concurrent meetings could impact system performance. If our services do not perform adequately when used by large numbers of participants, we may lose customers, be unable to attract new customers and our operating results could suffer.

  Our sales cycle makes it difficult to predict our quarterly operating results.

     We have a long sales cycle because we generally need to educate potential customers regarding the benefits of interactive communications services for websites. Our sales cycle varies depending on the size and type of customer contemplating a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their organization and may evaluate competing products and services prior to deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which use of our services may begin.

  The existence of significant equity-based compensation will negatively impact earnings.

     As of September 30, 2000 we had approximately $29.9 million in deferred equity-based compensation. This expense will generally be amortized over a four year period and will result in a decrease in earnings. Cumulative amounts of deferred equity-based compensation expensed through December 31, 1999 and through September 30, 2000 were $2.1 million and $23.0 million, respectively. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted and warrants issued prior to our initial public offering. However, the amount of deferred equity-based compensation expense related to the unvested portion of option grants to non-employees fluctuates with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In fiscal 1999 and the first part of fiscal 2000, we granted stock options at exercise prices significantly lower than the anticipated offering price, which has contributed to our equity-based compensation expenses.

  If our branding and marketing efforts are not successful, our business may be harmed.

     We believe that continued expansion of our marketing and brand recognition efforts will be critical to achieve widespread acceptance of our interactive communications services for websites. Although we have not yet determined the specific amounts we plan to spend on marketing activities, we believe that sales and marketing expense will increase in absolute dollars as we continue to expand our sales force and build our brand. We intend to generally fund these expenses from our existing cash balances, cash from operations and proceeds from our initial public offering. Our marketing and advertising campaigns or branding efforts may not be successful or consumers may not find our marketing efforts compelling. In addition, our sales and marketing expenses may not be offset by the expenses we incur in building our brand. If our marketing efforts are not successful, our business and operating results will be harmed.

  We rely on related companies in China which exposes us to risks of economic instability in China, and risks related to political tension between China and the United States.

     We currently rely on two related companies located in China, WebEx Haifei and WebEx Hong Zhou, to conduct quality assurance testing and software development activities. These companies are owned by the spouse of Min Zhu, one of our executive officers. We have contracts with these companies under which they perform development projects, assign ownership of the work performed to us, and invoice us for services rendered based on a monthly fee per employee working on WebEx projects. Most of the personnel who conduct these activities are contract engineers to these third parties. Although our transactions with these companies are approved by our disinterested directors, because these companies are owned by the spouse of one of our executive officers, there may be a perception that the terms of those arrangements are influenced by that relationship. Our reliance on independent contractors located in China for quality assurance and software development activities exposes us to a variety of economic and political risks including but not limited to, trade restrictions, tariffs and travel restrictions. The loss of these arrangements may cause our costs to increase. In addition, current political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

  We could incur unexpected costs resulting from claims relating to use of our services.

     Many of the business interactions supported by our services are critical to our customers' businesses. Any failure in a customer's business interaction or other communications activity caused or allegedly caused by our services could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs.

  Our customers and end-users may use our services to share confidential and sensitive information and if our system security is breached, our reputation could be harmed and we may lose customers.

     Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security and any breach could harm our reputation and cause us to lose customers. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach.

  The software underlying our services is complex and our business and reputation could suffer if our services fail to perform properly due to undetected errors or similar problems with our underlying software.

     Complex software, such as the software underlying our services, often contains undetected errors. We may be forced to delay commercial release of our services until problems are corrected and, in some cases, may need to implement enhancements to correct errors that we do not detect until after deployment of our services. If we do detect an error in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we address the problem. In addition, problems with the software underlying our services could result in:

     - damage to our reputation;

     - damage to our efforts to build brand awareness;

     - loss of or delay in revenue;

     - delays in or loss of market acceptance of our services; and

     - unexpected expenses and diversion of resources to remedy errors.

  If our services do not work with the many hardware and software platforms used by our customers and end-users, our business may be harmed.

     We currently serve customers and end-users who use a wide variety of constantly changing hardware and software applications and networking platforms. If our services are unable to support these platforms, they may fail to gain broad market acceptance, which would cause our operating results to suffer. Our success depends on our ability to deliver our services to multiple platforms and existing, or legacy, systems and to modify our services and underlying technology as new versions of applications are introduced. In addition, the success of our services depends on our ability to anticipate and support new standards, especially web standards.

  We license third-party technologies, and if we cannot continue to license these or alternate technologies in a timely manner and on commercially reasonable terms, our business could suffer.

     We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology which is integrated into our services. For example, we license real-time database replication software, voice-over IP technology which provides web-based voice communication capability in our services, and font rendering technology. These third-party technologies and any that we may utilize in the future may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

  Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, our business could suffer.

     We are currently experiencing a period of rapid expansion in our personnel, facilities, and infrastructure that has been placing a significant strain on our resources. For example, our headcount increased from 105 employees at December 31, 1999 to 362 at September 30, 2000, and, although we may not experience in the near future a hiring rate as high as that experienced during the first nine months of 2000, we expect to increase our headcount over the next several months. We will likely need to lease additional office space in the Silicon Valley within the next 12 months as we hire additional personnel. For example, we recently leased an additional 86,000 square feet of office space. If we fail to obtain sufficient space when needed, our business could suffer. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

  If we lose the services of Subrah S. Iyar, our Chief Executive Officer, or Min Zhu, our Chief Technical Officer, our business may be harmed.

     Our success will depend on our senior executives. In particular, the loss of the services of our Chief Executive Officer and co-founder, Subrah S. Iyar, or our President, Chief Technical Officer and co-founder, Min Zhu, would harm our business. We do not have long-term employment agreements with or life insurance policies on any of our senior management.

  We must attract, integrate and retain qualified personnel, which is particularly difficult for us because we are headquartered in the San Francisco Bay Area where competition for personnel is intense.

     Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. We have hired over 260 people during the first nine months of 2000 and, although we may not experience in the near future a hiring rate as high as that experienced during the first nine months of 2000, we expect to increase our headcount over the next several months. We have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Our inability to hire, integrate and retain qualified personnel in sufficient numbers could reduce the quality of our services. If we fail to retain and recruit necessary sales, marketing or other personnel, our ability to develop new services and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

  Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our services and could harm our business and reputation.

     The success of our interactive communications services for websites depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our interactive communications services for websites or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, break-ins, sabotage, computer viruses and intentional acts of vandalism. Because our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. We have no formal disaster recovery plan in the event of damage to or interruption of our internal or outsourced systems, and business interruption insurance may not adequately compensate us for losses that may occur.

  We might have liability for content or information transmitted through our communications services.

     We face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted through our web-based communications services. Any imposition of liability could harm our reputation and our business and operating results, or could result in the imposition of criminal penalties.

  Our success depends upon the patent protection of our software and technology.

     Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have two issued patents in the areas of document annotation and optimizing data transfer and eight patent applications pending in the United States and we may seek additional patents in the future. These patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

     - any patents acquired by or issued to us may not be broad enough to protect us;

     - any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

     - current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents;

     - our pending patent applications may not result in the issuance of patents; and

     - effective patent protection may not be available in every country in which we do business.

  We also rely upon trademarks, copyrights and trade secrets to protect our technology, which may not be sufficient to protect our intellectual property.

     We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. ActiveTouch, WebEx, WebEx.com and Meeting-Enable Your Web Site are our trademarks. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

     - third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

     - laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;

     - effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

     - other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

     - policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

  We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

     We may be subject to legal proceedings and claims in the general areas of distributed networks, Internet-based communication and real-time collaboration, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Although we have not received notice of any alleged infringement, our services may infringe issued patents that may relate to our services. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed patent applications relating to our services. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

  We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

     We may acquire or invest in complementary businesses, technologies or services, although as of September 30, 2000, we had no specific agreements or commitments with respect to any of these transactions. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

INDUSTRY RISKS

  We must compete successfully in the interactive communications services market.

     The market for interactive communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our interactive communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Evoke, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. We also face potential competition from a variety of enterprise software vendors, such as Microsoft, and from a variety of providers of infrastructure services for websites, such as Akamai, Inktomi, Infospace and Critical Path, any of which could choose to extend their products and services to include interactive communications.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.

  Our future success depends on the broad market adoption and acceptance of interactive communications services for Websites.

     The market for interactive communications services for websites is relatively new and rapidly evolving. Market demand for communications services over the Web is uncertain. If the market for interactive communications services does not grow, our business and operating results will be harmed. Factors that might influence market acceptance of our services include the following, all of which are beyond our control:

     - willingness of businesses and end-users to use interactive communications services for websites;

     - the growth of the Web and commercial on-line services;

     - the willingness of our distribution partners to integrate interactive communications services for websites in their service offerings; and

     - the ongoing level of security and reliability for conducting business over the Web.

  Our success depends on the continued growth of Web usage and the continued reliability of the Internet.

     Because our services are designed to work over the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high speed modems, for providing reliable Internet access and services. Because global commerce on the Web and the on-line exchange of information is new and evolving, we cannot predict whether the Web will continue to be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees.

  The Year 2000 problem could harm our operations.

     Before January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. To date, our computer systems are functioning normally and our compliance and remediation efforts leading up to 2000 have been effective to prevent any problems. However, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could disrupt our ability to deliver our services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Risk. We have recently begun selling our services outside the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

     Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments such as money market funds with maturities of less than three months at date of purchase. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     (a) Upon the closing of our initial public offering on August 2, 2000, all of the then outstanding shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock were automatically converted on a share-for-share basis into shares of our Common Stock. Following that conversion, we filed an Amended and Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

     (c) In the three months ended September 30, 2000, we granted options to purchase 547,450 shares of our common stock, at exercise prices ranging from $10.80 to $55.375. Our issuance of common stock upon the exercise of employee stock options was 127,062, at exercise prices ranging from $0.005 and $1.50 shares and we repurchased 30,000 shares, with exercise prices ranging from $0.35 to $0.50.

     The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

     (d) Use of Proceeds from Sales of Registered Securities

     On August 2, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-33716) that was declared effective by the Securities and Exchange Commission on July 27, 2000. The 3,500,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. Goldman, Sachs & Co, Deutsche Banc Alex. Brown, Wit Soundview and CIBC World Markets, the managing underwriters of the offering, also exercised an over-allotment option on August 3, 2000 for 525,000 shares. The over-allotment shares were sold at a price of $14.00 per share.

     Of the $56.4 million in aggregate gross proceeds raised by us in the offering, as of September 30, 2000:

     - approximately $3.9 million was paid to the underwriters in connection with the underwriting discount;

     - approximately $0.2 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees;

     - approximately $1.1 million was used for capital expenditures; and

     - approximately $6.5 million was used to fund operations.

     The remainder of the net proceeds from the offering has been invested in short-term, interest bearing, investment grade securities. We do not have specific plans for the remaining net proceeds from the offering. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. We will retain broad discretion in the allocation of the remaining net proceeds from this offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Phillip White resigned from our board of directors effective October 17, 2000. We are currently in the process of searching for one or more additional board members.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1*      Amended and Restated Certificate of Incorporation
 3.2**     Amended and Restated Bylaws
 4.1*      Common Stock Certificate
10.1       Lease dated 10/25/00 between Registrant and North Valley
           Tech LLC
10.2       Lease dated 10/17/00 between Registrant and WDCI, Inc.
27.1       Financial Data Schedule

---------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.4 of Registrant's Registration
   Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

     (b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30,
2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEBEX COMMUNICATIONS, INC.

                                          By:     /s/ CRAIG KLOSTERMAN
                                                      Craig Klosterman
                                                  Chief Financial Officer
                                            (Duly Authorized Officer, Principal
                                                          Financial
                                             and Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1*     Amended and Restated Certificate of Incorporation
  3.2**    Amended and Restated Bylaws
  4.1*     Common Stock Certificate
 10.1      Lease dated 10/25/00 between Registrant and North Valley
           Tech LLC
 10.2      Lease dated 10/17/00 between Registrant and WDCI, Inc.
 27.1      Financial Data Schedule

---------------
* Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.4 of Registrant's Registration
   Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.