Form 10-K405
period 2000-12-31
WEBEX COMMUNICATIONS INC
filed 2001-04-02
CIK 1109935

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO.: 0-30849

                           WEBEX COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0548319
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

  307 WEST TASMAN DRIVE SAN JOSE, CALIFORNIA                       95134
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 435-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 15, 2001) was approximately $166,957,784. Shares of Common Stock held by each executive officer and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2001, there were 36,869,936 shares of Common Stock, $0.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on MAY 15TH, 2001 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WEBEX COMMUNICATIONS, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      6
Item 3.   Legal Proceedings...........................................      6
Item 4.   Submission of Matters to a Vote of Security Holders.........      6
          Executive Officers of the Registrant........................      7

                                    PART II
Item 5.   Market for the Registrant's Common Stock and Related              8
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition      10
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market            23
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................     24
Item 9.   Changes in and Disagreements with Accountants on Accounting      45
          and Financial Disclosure....................................

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     45
Item 11.  Executive Compensation......................................     45
Item 12.  Security Ownership of Certain Beneficial Owners and              45
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     45

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      45
          8-K.........................................................

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES' AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THESE ARE STATEMENTS THAT RELATE TO FUTURE PERIODS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS AS TO EXPECTED NET LOSSES AND EXPECTED NET LOSSES AT LEAST THROUGH 2001, EXPECTED IMPROVEMENT OF CASH FLOWS AND OUR ABILITY TO APPROACH POSITIVE CASH FLOW FROM OPERATIONS BY THE END OF 2001, ABILITY TO GENERATE REVENUE, ABILITY AND PROJECTIONS TO BECOME PROFITABLE, EXPECTED EXPENSES INCLUDING THOSE RELATED SALES AND MARKETING, RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE, ABILITY TO REDUCE OPERATING EXPENSES, EXPECTED FUTURE REVENUE LEVELS AND SOURCES OF REVENUE, EXPECTED IMPACT, IF ANY, OF LEGAL PROCEEDINGS, EXPECTED INCREASES IN HEADCOUNT, THE ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES, THE SUFFICIENCY OF OUR CASH RESERVES TO MEET OUR CAPITAL REQUIREMENTS, EXPECTED GROWTH IN BUSINESS AND OPERATIONS AND THE EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PREDICTED, INCLUDE BUT ARE NOT LIMITED TO, THE COMPANY'S DEPENDENCE ON KEY PRODUCTS AND/OR SERVICES, THE COMPANY'S ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND DISTRIBUTION PARTNERS FOR EXISTING AND NEW SERVICES, TO EXPAND ITS OPERATIONS INTERNATIONALLY, TO EXPAND ITS INFRASTRUCTURE TO MEET THE DEMAND FOR THE COMPANY'S SERVICES, THE COMPANY'S ABILITY TO CONTROL ITS EXPENSES, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN EMPLOYEES PARTICULARLY IN THE AREAS OF SALES, ENGINEERING, SUPPORT AND HOSTING SERVICES, THE ABILITY OF DISTRIBUTION PARTNERS TO SUCCESSFULLY RESELL THE COMPANY'S SERVICES, THE ECONOMY AND THE STRENGTH OF COMPETITIVE OFFERINGS AND THE PRICES BEING CHARGED BY THOSE COMPETITORS. ADDITIONAL FACTORS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDE THOSE SET FORTH IN THE FOLLOWING DISCUSSION, AND, IN PARTICULAR, THE RISKS DISCUSSED IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT RESULTS." THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS.

     In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results," all references to "WebEx," "we," "us," "our" or the "Company" mean WebEx Communications, Inc.

     ActiveTouch, WebEx, WebEx.com and Meeting-Enable Your Web Site are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

     We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released an interactive communications service built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations and deploying our global WebEx Interactive Network. We introduced WebEx

Business Exchange in the third quarter of 1999, WebEx OnCall service in the fourth quarter of 1999, WebEx Shopping-Together (now WebEx OnTour) in the first quarter of 2000, WebEx OnStage in the second quarter of 2000, and WebEx Professional Services in the third quarter of 2000. In 2000, we generated over 90% of our revenue from our WebEx Meeting Center.

     We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. Revenue from subscription services consists of monthly usage fees, which are based upon a fixed number of concurrent users, and initial set-up fees. Typically, our contracts are for an initial term of 90 days, and then renew monthly unless terminated by either party.

OUR SERVICES AND TECHNOLOGY ARCHITECTURE

     We have designed and developed our technology architecture to satisfy the interactive communications requirements of a broad range of customers. Our architecture consists of three tiers: WebEx Interactive Services, WebEx Interactive Platform and WebEx Interactive Network.

WEBEX INTERACTIVE SERVICES

     WebEx Interactive Services provide a broad range of features that build on the real-time functionality and capabilities of the WebEx Interactive Platform and WebEx Interactive Network. We currently provide the following five services:
WebEx Meeting Center, WebEx Business Exchange, WebEx OnCall, WebEx OnTour and WebEx OnStage. In addition, we offer WebEx Professional Services, which consists of custom development work for special requirements of our customers and distribution partners.

     - WebEx Meeting Center. The WebEx Meeting Center integrates data, audio and video to provide an on-line meeting environment where end-users can communicate, share applications, documents, presentations and other content in real-time as if they were physically in the same meeting. To attend a WebEx meeting and experience the full benefits of the WebEx Meeting Center, an end-user needs to have a personal computer with a standard web browser and an Internet connection, a telephone and a video camera, if video is desired. The WebEx Meeting Center is designed to allow end-users to participate in meetings anywhere, at any time, from any web browser and telephone. Telephone calls, and web-based audio and video services can also be controlled within a WebEx meeting using standard devices such as telephones, computer web-cameras and microphones. Personnel throughout an extended enterprise, including sales, marketing, training, customer service, engineering and business development personnel, can benefit from the WebEx Meeting Center.

     - WebEx Business Exchange. The WebEx Business Exchange incorporates WebEx meeting and office functionality in a seamless "virtual outer office" environment, thus enabling comprehensive, synchronous and asynchronous interaction between business professionals. The WebEx Business Exchange is a multi-tiered service that is available through our customers' and distribution partners' websites and can be offered with limited capabilities for free, or with full functionality on a pay-per-use or subscription basis, depending on the needs of the end-user. Our own website, www.webex.com, is a fully enabled example of the WebEx Business Exchange.

      The WebEx Business Exchange allows business professionals to establish their own office homepage and promote their meeting-enabled businesses to other members of their web community. WebEx Business Exchange also enables business professionals to more easily organize their real-time on-line meetings and to better manage off-line communications with their business associates. Office owners can create multi-category, multi-level directories to allow potential business associates to easily find the appropriate business professional to help them with their inquiry.

     - WebEx OnCall. This service is primarily used by customer service organizations and can be an extension of customer care websites. WebEx OnCall enables our customers to enhance the effectiveness of traditional telephone-based customer support by allowing their service agents to support end-users through the web browser, with no requirement for preinstalled software on either computer. The service incorporates a custom user interface to simplify support interactions for both the support agent and the end-user.

     - WebEx OnTour. This service is designed for retailing websites to enable on-line shoppers to co-browse and shop together. This service promotes a social shopping experience on-line, increasing the likelihood of on-line shoppers purchasing goods and services at the customer's website.

     - WebEx OnStage. WebEx OnStage offers business managers and executives a professionally managed web conferencing service for communications events such as press briefings, product announcements and marketing events. The service combines WebEx's interactive meeting capabilities with planning, training, logistics management and real-time support services to provide a comprehensive service that reduces the customer effort involved in hosting a web seminar.

     - WebEx Professional Services. Our WebEx Professional Services group provides custom development services to meet the special requirements of our customers and distribution partners when using the WebEx Interactive Services.

WEBEX INTERACTIVE PLATFORM

     The WebEx Interactive Platform is a software architecture that is designed to provide high reliability, accommodate variable levels of traffic and activity and offer comprehensive functionality. The WebEx Interactive Platform enables the rapid development, by WebEx or third party developers, of interactive services that can be easily integrated into any website or web application using a set of standards-based application programming interfaces, or APIs. These interactive services can be deployed over multiple servers and locations, enabling each group of servers to quickly accommodate a large number of meetings. The core functionality of the WebEx Interactive Platform is provided by the following service managers:

     - Meeting Manager: provides reliable, real-time data delivery to all participants, and includes full data sharing functionality for documents, presentations, applications and web content, as well as live video. The meeting manager is compatible with existing firewalls.

     - Office Manager: provides personal offices for each registered user and tools for organizing WebEx meetings and promoting the office holder's business.

     - Session Manager: provides browser-based sessions without manual software installation, and manages meeting scheduling, security and encryption.

     - Telephony Manager: supports public switched telephone network or voice-over-IP communications within browser-based interactions.

WEBEX INTERACTIVE NETWORK

     The WebEx Interactive Network is a globally distributed network that is designed to deliver dependable, real-time communications services to our customers' and distribution partners' websites by routing their end-users' sessions through the nearest WebEx hub. The WebEx Interactive Network includes:

     - high capacity Internet connections for high speed connectivity and redundancy;

     - more than 250 WebEx servers in six data centers across the U.S., Europe and Asia, in our own domestic and international facilities and at third-party co-location facilities;

     - our network operations centers, located in California and Colorado, where we monitor the WebEx Interactive Network 24 hours a day, seven days a week;

     - the ability to dynamically add capacity at any facility, enabling each WebEx server cluster to scale to meet changes in user demand;

     - network management software to minimize technical issues; and

     - sophisticated diagnostic software for troubleshooting and rapid problem resolution.

CUSTOMERS AND DISTRIBUTION PARTNERS

     We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and through a revenue share, discounted or pay-per-use basis to our distribution partners. Our customers purchase and use our services themselves while our distribution partners integrate and resell our services with their offerings. Some of our distribution partners also use our services themselves.

     As of December 31, 2000, we had subscription agreements with over 2,500 customers. In 2000, we derived more than 91% of our revenue from direct sales to customers. As of December 31, 2000, we had entered into agreements with over 180 distribution partners, including portals, software and service vendors and communications service providers. In 2000 we generated less than 9% of our revenue from these relationships. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers have agreements to resell our services as part of their teleconferencing and videoconferencing services. Our distribution agreements typically have a term of one year and are automatically renewed unless either party terminates the agreement with 30 days prior written notice. Under these agreements, we often host and maintain a co-branded site offering the services and the distribution partner provides a link to the co-branded site from its website. In most of these agreements, the distribution partner purchases subscription services from WebEx and resells such services to end user customers. Under these agreements, the amount of revenue we receive depends on the level of commitment and volume of business generated under the agreement.

     Under our distribution agreements, either WebEx or the distribution partner bill the end user customers. When WebEx bills the end user, a percentage of the proceeds generated from the distribution partner's sale of WebEx services are paid to the distribution partner and the remainder is retained by WebEx. When the distribution partner bills the end user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price, and sells the service to the end user.

     No single customer accounted for 10% or more of our revenue in 2000.

TECHNOLOGY ALLIANCES

     We seek to develop technology alliances with leading technology and service providers in areas complementary to our services, such as teleconferencing, videoconferencing, voice-over-IP and communications infrastructure providers. We believe these technology alliances allow us to integrate current and emerging technology into our service offerings. Our technology alliances include licensing agreements and in some instances co-branding and revenue-sharing agreements. To date, we have technology alliances with Lipstream (voice over IP), Net2Phone (enables audio transmissions between computers and telephones), TIBCO Software (information distribution), Voyant (teleconferencing) and Bitstream (font technology).

RESEARCH AND DEVELOPMENT

     The emerging market for interactive communications services for websites is characterized by rapid technological change, new product introductions and enhancements, evolving customer requirements and rapidly changing industry standards. We devote a substantial portion of our resources to developing and enhancing our network services and application platform, extending our global network, and conducting quality assurance testing.

     As of December 31, 2000, we had 73 employees engaged in research and development activities. Our research and development expenditures were approximately $12.2 million, $3.4 million and $1.4 million in 2000, 1999 and 1998, respectively.

SALES AND MARKETING

     Our sales efforts target a broad range of businesses primarily through direct sales channels and to a lesser extent through indirect sales channels. Direct sales are generated through our internal sales force, while indirect sales are generated through revenue-sharing agreements with our distribution partners. Our internal sales force uses our own WebEx services to maximize the effectiveness and efficiency of our direct sales channel.

     Our marketing programs include customer needs assessment and market analysis, service and platform marketing, brand awareness, advertising, public relations and lead generation, and educating organizations in our target markets.

COMPETITION

     The market for interactive communication services is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies and technologies in regards to specific elements of our services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Evoke Communications, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. Some of our current or potential competitors have longer operating histories, significantly greater financial, technical and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce the price of our services, any of which could harm our business, financial condition and operating results.

     We believe that the principal competitive factors in our market include:

     - service functionality, quality and performance;

     - ease of use, reliability, scalability and security of services;

     - establishing a significant base of customers and distribution partners;

     - ability to introduce new services to the market in a timely manner;

     - customer service and support;

     - attracting third-party web developers; and

     - pricing.

     Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

INTELLECTUAL PROPERTY

     The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have three issued patents in the areas of creating network connections for conferencing, document annotation and optimizing data transfer and 16 patent applications pending in the United States. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending and any future applications may not result in the issuance of valid patents.

     Our success depends in part upon our rights in proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights, and we enter into confidentiality agreements with those of our employees and consultants involved in the development of our services. We routinely require our employees, customers and potential business distribution partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our services, technology or business plans. In addition, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

     Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement of third party patents, our services may infringe issued patents that relate to our services. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed applications which relate to our services. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

EMPLOYEES

     As of December 31, 2000, we had 427 full-time employees, including 73 in research and development, 221 in sales and marketing, 97 in set-up, support and training, and 36 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     We currently lease approximately 126,000 square feet in three buildings in San Jose, California, which is used for sales, engineering, support, network operations, and general corporate functions, including our corporate headquarters. The lease terms for two of these buildings expire in September 2004 and for the third building in February 2008. We are also leasing approximately 32,000 square feet in Sacramento, California which is used for sales and support activities. We also have leased facilities in Denver, Colorado, Amsterdam, the Netherlands, Melbourne, Australia, and Hong Kong. The lease terms range from March 2001 to January 2008.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceeding, nor is our property the subject of any material legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact upon our business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of December 31, 2000, are:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Subrah S. Iyar.............................  43    Chief Executive Officer
Min Zhu....................................  51    President and Chief Technical Officer
Craig Klosterman...........................  46    Chief Financial Officer
Glenn Reinus...............................  47    Vice President, Worldwide Sales and
                                                   Business Development

     Subrah S. Iyar is a co-founder of WebEx and has served as its Chairman and Chief Executive Officer since January 1997. Prior to founding WebEx, Mr. Iyar served as the Vice President and General Manager of the Northern California Internet Business division of Quarterdeck Corporation, a software company, from October 1995 until November 1996. From February 1983 to 1995, Mr. Iyar held several senior positions in Business Development, Marketing and Sales management at Apple Computer, Inc., a computer hardware company, and Intel Corporation, a semiconductor company. Mr. Iyar holds a B.S. in Electrical Engineering from the Indian Institute of Technology and an M.S. in Computer Engineering from the University of Southwestern Louisiana.

     Min Zhu is a co-founder of WebEx and has served as its President and Chief Technical Officer since February 1997. Prior to founding WebEx, Mr. Zhu co-founded Future Labs, a real-time collaboration software company, in 1991, which was subsequently sold to Quarterdeck in 1996. Mr. Zhu holds an M.S. in Engineering Economics Systems from Stanford University.

     Craig Klosterman has served as the Chief Financial Officer of WebEx since February 2000. From August 1998 through November 1999, Mr. Klosterman served as the Chief Financial Officer and Senior Vice President of Finance and Administration for Informatica. From February 1993 to August 1998, Mr. Klosterman worked at Lumisys, a medical imaging appliances company, and held a variety of positions including Chief Operating Officer, Chief Financial Officer and Executive Vice President. Mr. Klosterman holds a B.S. in mechanical engineering from the University of Wisconsin and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

     Glenn Reinus, Vice President, Worldwide Sales, has been with WebEx since October 1998. Prior to joining WebEx, Mr. Reinus served as Vice President of Business Development of BackWeb Technologies, an automated knowledge distribution solutions company, from December 1996 to October 1998. From December 1995 to December 1996 Mr. Reinus served as Assistant General Manager for the Internet Business Unit and Senior Director of Business Development at Quarterdeck Corporation. Mr. Reinus holds a B.S. in Marketing and Business Administration from California State University, Northridge.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock has been traded publicly on the Nasdaq National Market under the symbol "WEBX" since July 28, 2000. Before July 28, 2000, there was no public market for the common stock. The following table sets forth for the periods indicated the highest and lowest sale price of the common stock during each quarter since July 28, 2000:

                      FISCAL YEAR 2000                         HIGH       LOW
                      ----------------                        -------    ------
Third Quarter...............................................  $58.00     $19.25
Fourth Quarter..............................................  $52.125    $12.50

HOLDERS OF RECORD

     As of March 15, 2001, there were approximately 433 holders of record (not including beneficial holders of stock held in street name) of the common stock.

DIVIDEND POLICY

     We have never declared nor paid any cash dividends on our capital stock and do not expect to do so in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2000, we issued and sold the following unregistered securities:

          1. We granted options to purchase 6,247,200 shares of common stock to employees, directors and consultants under our stock plans at exercise prices ranging from $0.50 to $11.50 per share.

          2. We issued 5,993,304 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.005 to $10.80 per share.

          3. We issued and sold 2,053,445 shares of Series D preferred stock to investors at a purchase price of $12.50 per share.

          4. We issued a warrant to purchase 339,915 shares of Series D preferred stock at an exercise price of $12.50

     The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the selected consolidated balance sheet data at December 31, 2000 and 1999 are derived from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The following selected consolidated statement of operations data for the year ended December 31, 1997 and the selected consolidated balance sheet data at December 31, 1998 and 1997 are derived from the audited consolidated financial statements of the Company not contained in this Form 10-K. The following selected consolidated statement of operations data for the year ended December 31, 1996 and the selected consolidated balance sheet data at December 31, 1996 is derived from the unaudited consolidated financial statements of the Company not contained in this Form 10-K.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                     2000       1999      1998      1997     1996
                                                   --------   --------   -------   ------   ------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue......................................  $ 25,389   $  2,607   $ 1,987   $1,289   $  481
Cost of revenue..................................    10,081        688       484      192       38
                                                   --------   --------   -------   ------   ------
Gross profit.....................................    15,308      1,919     1,503    1,097      443
Operating expenses:
  Sales and marketing............................    50,807      9,319     2,244      421      103
  Research and development.......................    12,168      3,361     1,406      525      713
  General and administrative.....................     6,553      1,732       198      125       48
  *Equity-based compensation.....................    28,039      2,005        92       --       --
                                                   --------   --------   -------   ------   ------
          Total operating expenses...............    97,567     16,417     3,940    1,071      864
                                                   --------   --------   -------   ------   ------
Operating income (loss)..........................   (85,259)   (14,498)   (2,437)      26     (421)
Other income, net................................     1,833        127       102        2       --
                                                   --------   --------   -------   ------   ------
Net income (loss)................................  $(80,426)  $(14,371)  $(2,335)  $   28   $ (421)
                                                   ========   ========   =======   ======   ======
Net income (loss) per share, basic and diluted...  $  (3.81)  $  (1.34)  $ (0.23)  $ 0.00   $(0.08)
                                                   ========   ========   =======   ======   ======
Shares used to compute basic and diluted net
  income (loss) per share........................    21,111     10,700    10,103    7,192    5,000
                                                   ========   ========   =======   ======   ======
*Equity-based compensation:
Sales and marketing..............................  $  9,916   $    720   $    33   $   --   $   --
Research and development.........................     6,404        113        49       --       --
General and administrative.......................    11,719      1,172        10       --       --
                                                   --------   --------   -------   ------   ------
                                                   $ 28,039   $  2,005   $    92   $   --   $   --
                                                   ========   ========   =======   ======   ======

                                                                      DECEMBER 31,
                                                       ------------------------------------------
                                                        2000      1999      1998    1997    1996
                                                       -------   -------   ------   -----   -----
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............................  $28,214   $13,621   $5,522   $  58   $  33
Working capital (deficit)............................   19,374    10,588    4,880    (405)    (72)
Total assets.........................................   68,543    21,649    5,991     283     158
Long-term obligations................................    1,269        --       --      10      55
Deferred equity-based compensation...................   17,181     2,078      134      --      --
Accumulated deficit..................................   97,488    17,062    2,691      15      18
Stockholders' equity (deficit).......................   45,506    14,799    5,112    (332)   (409)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses and expected net losses through 2001, expected improvement of cash flows and our ability to approach positive cash flow from operations by the end of 2001, ability to generate revenue, ability and projections to become profitable, expected expenses including those related sales and marketing, research and development and general and administrative, ability to reduce operating expenses, expected future revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to, the Company's ability to attract and retain customers and distribution partners for existing and new services, to expand its operations internationally, to expand its infrastructure to meet the demand for the Company's services, the Company's ability to control its expenses, the Company's ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell the Company's services, the economy and the strength of competitive offerings and the prices being charged by those competitors. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

OVERVIEW

     We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

     We commenced operations in February 1995. We released an interactive communications product built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations and deploying our global WebEx Interactive Network. We introduced WebEx Business Exchange in the third quarter of 1999, WebEx OnCall service in the fourth quarter of 1999, WebEx

Shopping-Together (now WebEx OnTour) in the first quarter of 2000, WebEx OnStage in the second quarter of 2000 and WebEx Professional Services in the third quarter of 2000.

     In 1998 and 1999, we provided contract development services.

     During 1998 and 1999, we sold a limited number of perpetual software licenses for software delivered to customers. Under AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, we recognize revenue from perpetual software license agreements upon shipment of the software when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.

     In February 1999, with the introduction of WebEx Meeting Center, we began providing our customers and distribution partners access to our hosted services under subscription and other service arrangements and discontinued selling software licenses to end-users. Under these arrangements, end-users access our services hosted on our servers via their website or web browser. Under the consensus published by the Emerging Issues Task Force of the Financial Accounting Standards Board for Issue No. 00-3, hosted services revenues are recognized ratably over the service period and include software use fees, user set-up fees, and hosting fees in limited cases of customer-dedicated hosted software. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges which is recognized as the related services are provided.

     We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. In cases where WebEx contracts directly with the end-user, revenues are recognized gross with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenues are recognized at the net amount earned from the distribution partner.

     Cost of revenue consists primarily of expenses for delivering our services to websites and supporting our customers and distribution partners. These expenses include the cost of user set-up, hosting the service and technical support and training, including Internet communication access costs, personnel, licensed software and equipment costs and depreciation. Training costs are recovered in the initial set-up fee charged to customers.

     Sales and marketing expense consists primarily of salaries, commissions and other expenses related to the sale of our services to customers and establishing partner relationships, as well as marketing campaigns to generate sales leads and to build the WebEx brand. Research and development expense consists primarily of personnel, equipment, consulting and other expenses associated with designing, developing and testing our services and the software underlying our services. In addition to our U.S. based engineering group, we have relationships with related third-party companies in China under which contract engineers to these companies provide a variety of quality assurance and software development activities. We compensate these third parties based on the direct cost of their services and not on development milestones. Expenses associated with these relationships are included in research and development. General and administrative expense includes personnel and associated expenses relating to general management, finance, legal and human resources. Office space expense is allocated by department.

     Equity-based compensation expense consists of the amortization of deferred equity-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for employees and the fair value of stock options and warrants granted to non-employees. As of December 31, 2000 and December 31, 1999, we had recorded cumulative equity-based compensation costs of approximately $47.3 million and $4.2 million, respectively, in connection with the grant of stock options and warrants to employees and non-employees. Cumulative amounts of deferred equity-based compensation expensed through December 31, 2000 and through December 31, 1999 were $30.1 million and $2.1 million, respectively. Based on employees hired as of December 31, 2000, we expect to incur equity-based compensation expense of at least $11.3 million in 2001, $4.6 million in 2002 and $1.6 million in 2003.

     As of December 31, 2000 and December 31, 1999, we had an accumulated deficit of $97.5 million and $17.1 million, respectively. These losses have been funded primarily through the private issuances of equity securities. We expect our operating expenses to continue to increase as we continue to expand our business. As a result, we expect to incur net losses at least through 2001 and will need to generate significant revenue to achieve and maintain profitability.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer and communications hardware and network systems. Any such interruption in our ability to continue our operations could delay our ability to develop or provide our network and services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the statement of operations data as a percentage of revenue.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Net revenue.................................................    100%      100%      100%
Cost of revenue.............................................     24        26        40
                                                               ----      ----      ----
Gross profit................................................     76        74        60
Operating expenses:
  Sales and marketing.......................................    113       358       200
  Research and development..................................     71       129        48
  General and administrative................................     10        66        26
  Equity-based compensation.................................      5        77       110
                                                               ----      ----      ----
          Total operating expenses..........................    198       630       384
                                                               ----      ----      ----
Operating loss..............................................   (123)     (556)     (324)
Other income, net...........................................      5         5         7
                                                               ----      ----      ----
Net loss....................................................   (118)%    (551)%    (317)%
                                                               ====      ====      ====

     Revenue. Revenue increased from $2.0 million in 1998 to $2.6 million in 1999 and to $25.4 million in 2000, representing an increase of 31% from 1998 to 1999 and an increase of 874% from 1999 to 2000. This increase was primarily due to growth in our direct subscribing customer base, and, to a lesser extent, an increase in revenue from distribution partners.

     Cost of revenue. Cost of revenue increased from $484,000 in 1998 to $688,000 in 1999 and to $10.1 million in 2000. As a percent of revenues, cost of revenue increased from 24% in 1998 to 26% and 40% in 1999 and 2000, respectively. The increase of cost of revenue as a percent of revenue was primarily due to increases in the cost for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

     Sales and marketing. Sales and marketing expense increased from $2.2 million in 1998 to $9.3 million in 1999 and to $50.8 million in 2000. The increases were primarily due to the hiring of additional sales and marketing personnel in connection with the building of our sales force, higher sales commissions associated with increased sales volume and an extensive marketing campaign to generate leads and build brand awareness. We anticipate that sales and marketing expense will increase in absolute dollars in 2001 relative to 2000, primarily due to anticipated increases in our sales force.

     Research and development. Research and development expense increased from $1.4 million in 1998 to $3.4 million in 1999 and to $12.2 million in 2000. The increase was primarily related to consulting fees and personnel related expenses resulting from an increase in headcount. We anticipate that research and development expense will increase in absolute dollars in 2001 relative to 2000 as we continue to expand our service offerings and service functionalities.

     General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expense increased from $198,000 in 1998 to $1.7 million in 1999 and to $6.6 million in 2000. The increase was primarily due to professional fees, personnel and payroll related expenses. We anticipate that general and administrative expense will increase in absolute dollars in 2001 relative to 2000.

     Bad debt expense increased from $22,000 in 1998 to $288,000 in 1999 and to $1.3 million in 2000. This increase was commensurate with the increase in accounts receivable.

     Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred stock-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the deemed fair value of common stock at the time of those grants. Equity-based compensation expense increased from $92,000 in 1998 to $2.0 million in 1999 and to $28.0 million in 2000. Equity-based compensation expense related to the unvested portion of non-employee options will be impacted by future changes in our stock price and will fluctuate accordingly.

     Other income, net. Other income, net is comprised of net investment income net of interest and other expenses. Other income, net increased from $102,000 in 1998 to $127,000 in 1999 and to $1.8 million in 2000. The increase was primarily due to higher cash balances in 2000 compared to 1998 and 1999, as a result of interest income earned on cash received from our Series C and D preferred stock issuance and the initial public offering of common stock.

     Income taxes. Because we incurred net operating losses in 1998, 1999 and 2000, we paid no federal, state and foreign income taxes in those periods nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is more likely than not that such benefits will not be utilized.

     As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $65.1 million and $32.4, respectively. We also had federal and state research and development tax credit carryforwards of approximately $400,000 and $347,000, respectively. Our net operating loss carryforwards will expire at various dates beginning in 2003 through 2020, if not utilized.

     Net loss. As a result of the foregoing, net loss excluding equity-based compensation expense was $2.2 million, $12.4 million and $52.4 million, and net loss including such expense was $2.3 million, $14.4 million and $80.4 million in 1998, 1999 and 2000, respectively. We anticipate that net losses will continue at least in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in proceeds to WebEx, after offering expenses of $50.7 million.

     As of December 31, 2000, cash and cash equivalents were $28.2 million, an increase of $14.6 million compared with cash and cash equivalents of $13.6 million as of December 31, 1999.

     Net cash used in operating activities was $1.5 million in 1998, $10.9 million in 1999 and $44.8 million in 2000. Cash used in operating activities were primarily due to net operating losses, increases in accounts receivable, prepaid expenses and other non-current assets. The sources of cash were primarily increases in accounts payable, accrued liabilities, accrued commissions and deferred revenue.

     Net cash used in investing activities was $191,000 in 1998 and $2.9 million in 1999 and $23.3 million in 2000. Net cash used by investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center from which we operate our Internet communication platform, and a loan to our Chief Executive Officer in 2000.

     Net cash provided by financing activities was $7.1 million in 1998, $21.9 million in 1999 and $82.7 million in 2000. Cash provided by financing activities was primarily due to the sale of our Series C and D preferred stock and our initial public offering. We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     In March 2001 we entered into a loan and security agreement that allows us to borrow up to $7.5 million or 80% of eligible accounts receivable as defined in the agreement. As of March 29, 2001, available borrowings under the agreement totaled $7.1 million. Under the terms of the agreement, we may borrow up to $2.0 million on a revolving credit line that bears interest at 1.5% above the prime rate and matures on April 30, 2002, and up to $5.5 million on term advances that bear interest at 1.75% above the prime rate and mature on September 30, 2003.

     The interest rates will be reduced by 0.5% after a profitability date, defined in the agreement as the date we achieve a quarterly profit before deduction of equity-based compensation charges. Term advances may be drawn through June 30, 2001, and require only payments of interest through September 1, 2001, after which all outstanding principal and interest will be payable in equal monthly installments until the maturity date. The loan and security agreement is collateralized by all our tangible and intangible assets and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges and minimum quarterly revenue.

     As of December 31, 2000, our material purchase commitments, including equipment purchases, construction of leasehold improvements at new leased facilities, sales and marketing expenses, including advertising, totaled $8.4 million.

     We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $26.2 million.

     We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We expect our cash flow to improve and enable us to approach positive cash flow from operations by the end of 2001, and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. WebEx adopted SFAS No. 133 in the first quarter of fiscal year 2001 and such adoption did not have a material effect on results of operations or financial position.

     In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for WebEx in the fourth quarter of 2000. The adoption of SAB 101 did not impact WebEx's financial statements or the application of adopted revenue recognition policies.

FACTORS THAT MAY AFFECT RESULTS

     The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

We incurred net losses in 1999 and 2000 and expect continuing losses at least through 2001.

     As of December 31, 2000, we had an accumulated deficit of approximately $97.5 million. We incurred net losses of approximately $80.4 million for the year ended December 31, 2000 and $14.4 million for the year ended December 31, 1999. Our net losses were approximately 317% of revenue for the year ended December 31, 2000.

     We expect to continue to incur net losses at least through 2001. If we do not achieve our plans for profitability, we may not be able to increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

     Our customers do not have long-term obligations to purchase services from us. In 1999, our subscription agreements generally had an initial term of 12 months. Beginning in 2000, most of our subscription agreements had an initial term of three months. Our contracts can be terminated at any time after their initial term. Over 95% of our customers have agreements with initial terms of three to 12 months. Since we began selling our services, approximately 6% of our customers have cancelled their agreements. In the fourth quarter of 2000, over 98% of the contracts entered into the previous quarter were renewed. Our customers may choose not to continue to use our services, and we may not obtain a sufficient number of additional customers to compensate for any customers we may lose. The failure of existing customers to continue to use our services or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

     To date, we have generated more than 90% of our revenue from direct sales to customers to meeting-enable their websites. We have entered into distribution agreements with over 180 distribution partners. For the year ended December 31, 2000, we have generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The payments received from our distribution partners have mostly been recorded as deferred revenue because we defer revenue related to payments for initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also generally do not record commitment fees as revenue until the commitment fee is fully earned and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. Our distribution agreements are typically for one-year terms and are automatically renewed unless either party terminates the agreement by written notice. Under these agreements, we host and maintain a co-branded site offering the services and the distribution partner provides a link to the co-branded site from its website. Under these agreements, when WebEx collects from the end user customers, WebEx pays a percentage of the proceeds generated from the distribution partner's sale of WebEx services to the distribution partner and the remainder is retained by WebEx. When the distribution partner purchases and resells the services, the distribution partner receives a discount off of WebEx's standard end user prices. The revenue sharing and discount terms of these agreements vary depending on the individual distribution partner's business. The amount of revenue we receive depends on the minimum amount of services they commit to resell and the volume of business generated under the agreement. Under our standard distribution agreement, distribution partners are required to make minimum resell commitments based on either a minimum number of concurrent user subscriptions per month or a minimum dollar commitment. Under these agreements, our distribution partners are obligated to offer our services with WebEx branding during the term of the agreement. Some of our distribution partners can add our pay-per-use meeting services to their existing websites. The pay-per-use service provides unlimited access to our services to be paid on a per use basis without the need for signing a subscription agreement. The end-user generally pays for this service through use of a credit card. The credit card information is entered as part of the on-line registration process for using the service. If an end-user uses our services through a distribution partner's website, we pay the partner a percentage of the revenue collected. For pay per use services, we usually collect fees from the end-users and pay a percentage of the fees collected to the distribution partner. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate any significant revenue.

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

     Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 90% of our revenue in the year ended December 31, 2000. We anticipate that revenue from our WebEx Meeting Center service will continue to constitute substantially all of our revenue for the foreseeable future. Any decline in the demand for our WebEx Meeting Center service, or its failure to achieve broad market acceptance, would seriously harm our business.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

     Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the fourth quarter of 2000 our peak usage has been running at 50% or less of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance issues when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers, be unable to attract new customers and our operating results could suffer.

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

     As of December 31, 2000 we had approximately $17.2 million in deferred equity-based compensation. This expense will generally be amortized over a four year period and will result in a decrease in earnings. Cumulative amounts of deferred equity-based compensation expensed through December 31, 1999 and through December 31, 2000 were $2.1 million and $30.1 million, respectively. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In fiscal 1999 and fiscal 2000, we granted stock options at exercise prices significantly lower than the anticipated offering price, which has contributed to our equity-based compensation expenses.

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

     We are currently experiencing a period of rapid expansion in our personnel, facilities, and infrastructure that has been placing a significant strain on our resources. For example, our headcount increased from 105 employees at December 31, 1999 to 427 at December 31, 2000, and, although we may not experience in the near future a hiring rate as high as that experienced during 2000, we expect some increase in our headcount over the next several months. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

     Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. We hired over 322 people during 2000 and, although we may not experience in the near future a hiring rate as high as that experienced during 2000, we expect to increase our headcount over the next several months. We have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Our inability to hire, integrate and retain qualified personnel in sufficient numbers could reduce the quality of our services. If we fail to retain and recruit necessary sales, marketing or other personnel, our ability to develop new services and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

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

     Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer and 17 patent applications pending in the United States and we may seek additional patents in the future. These patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

     We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, Meeting Center, WebEx Meeting Center, WebEx.com and Meeting-Enable Your Web Site, and We've Got To Start Meeting Like This. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

     - third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

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

     We may be subject to legal proceedings and claims in the general areas of distributed networks, Internet-based communication and real-time collaboration, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Although we have not received notice of any alleged patent infringement, our services may infringe issued patents that may relate to our services. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed patent applications relating to our services. We have received notices alleging that we have infringed trademarks or related rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

     We may acquire or invest in complementary businesses, technologies or services, although as of December 31, 2000, we had no specific agreements or commitments with respect to any of these transactions. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

Many of our customers are high technology companies or in the Internet industry which may face financial problems in a slowing or down economy.

     Some of the companies that buy or that are likely to buy our products and services are high technology companies or are in the Internet industry which may face financial problems in a slowing or down economy. If they face financial difficulties or are not successful, these companies may not be able to pay for products or services that we have provided to them, and they may not be able to buy further products and services from us.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer and communications hardware and network systems. Any such interruption in our ability to continue our operations could delay our ability to develop or provide our network and services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Risk. We have recently begun selling our services outside the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates. To date, we have not used derivative instruments to hedge foreign currency risks.

     Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments such as money market funds with maturities of less than three months at date of purchase. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Independent Auditors' Report..............................   25
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   26
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................   27
  Consolidated Statements of Stockholders' Equity (Deficit)
     and Comprehensive Loss for the years ended December 31,
     2000, 1999 and 1998....................................   28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   30
  Notes to Consolidated Financial Statements................   31
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
WebEx Communications, Inc.:

     We have audited the consolidated financial statements of WebEx Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

Mountain View, California
February 2, 2001, except as to
note 8 which is as of March 29, 2001

                           WEBEX COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 28,214    $ 13,621
  Accounts receivable, net of allowances of $1,848 and $310
     at December 31, 2000 and 1999, respectively............     9,596       2,449
  Prepaid expenses..........................................     3,179       1,299
  Other current assets......................................       153          69
                                                              --------    --------
          Total current assets..............................    41,142      17,438
Property and equipment, net.................................    20,502       2,167
Due from related party......................................     3,600          --
Other non-current assets....................................     3,299       2,044
                                                              --------    --------
          Total assets......................................  $ 68,543    $ 21,649
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 10,052    $  3,435
  Accrued liabilities.......................................     4,095         713
  Due to related party......................................        --         200
  Current portion of capital lease obligation...............       888          --
  Deferred revenue..........................................     6,733       2,502
                                                              --------    --------
          Total current liabilities.........................    21,768       6,850
Capital lease obligation less current portion...............     1,269          --
                                                              --------    --------
          Total liabilities.................................    23,037       6,850
                                                              --------    --------
Commitments (note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
     authorized; no shares issued or outstanding............        --          --
  Convertible preferred stock, no par value; no shares
     authorized, issued or outstanding at December 31, 2000;
     14,599,119 shares authorized, 13,077,051 issued and
     outstanding at December 31, 1999; aggregate liquidation
     preference of $0 and $29,108 as of December 31, 2000
     and 1999, respectively.................................        --      29,108
  Common stock, $0.001 par value; 250,000,000 and 40,000,000 shares authorized at December 31, 2000 and 1999,
     respectively; 36,817,162 and 11,047,166 shares issued
     and outstanding at December 31, 2000 and 1999,
     respectively...........................................        37          11
  Additional paid-in capital................................   160,191       4,820
  Notes receivable from stockholder.........................       (45)         --
  Deferred equity-based compensation........................   (17,181)     (2,078)
  Accumulated deficit.......................................   (97,488)    (17,062)
  Accumulated other comprehensive loss......................        (8)         --
                                                              --------    --------
          Total stockholders' equity........................    45,506      14,799
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 68,543    $ 21,649
                                                              ========    ========

          See accompanying notes to consolidated financial statements

                           WEBEX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenue.....................................................  $ 25,389    $  2,607    $ 1,987
Cost of revenue.............................................    10,081         688        484
                                                              --------    --------    -------
  Gross profit..............................................    15,308       1,919      1,503
Operating expenses:
  Sales and marketing.......................................    50,807       9,319      2,244
  Research and development..................................    12,168       3,361      1,406
  General and administrative................................     6,553       1,732        198
  Stock-based compensation*.................................    28,039       2,005         92
                                                              --------    --------    -------
          Total operating expenses..........................    97,567      16,417      3,940
                                                              --------    --------    -------
  Operating loss............................................   (82,259)    (14,498)    (2,437)
  Other income, net.........................................     1,833         127        102
                                                              --------    --------    -------
          Net loss..........................................  $(80,426)   $(14,371)   $(2,335)
                                                              ========    ========    =======
Net loss per share, basic and diluted.......................  $  (3.81)   $  (1.34)   $ (0.23)
                                                              ========    ========    =======
Shares used in computing net loss per share basic and
  diluted...................................................    21,111      10,700     10,103
                                                              ========    ========    =======
  *Stock-based compensation:
     Sales and marketing....................................  $  9,916    $    720    $    33
     Research and development...............................     6,404         113         49
     General and administrative.............................    11,719       1,172         10
                                                              --------    --------    -------
                                                              $ 28,039    $  2,005    $    92
                                                              ========    ========    =======

          See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   CONVERTIBLE PREFERRED                                              NOTE
                                           STOCK              COMMON STOCK                         RECEIVABLE      DEFERRED
                                   ---------------------   -------------------     ADDITIONAL         FROM       EQUITY-BASED
                                     SHARES      AMOUNT      SHARES     AMOUNT   PAID-IN CAPITAL   STOCKHOLDER   COMPENSATION
                                   ----------   --------   ----------   ------   ---------------   -----------   ------------
BALANCES AT DECEMBER 31, 1997....          --   $     --   10,000,000    $10        $     14          $ --         $     --
  Net loss.......................          --         --           --     --              --            --               --
  Comprehensive loss.............          --         --           --     --              --            --               --
  Issuance of common stock in
    connection with the exercise
    of stock options.............          --         --      479,373     --              18            --               --
  Issuance of series A
    convertible preferred
    stock........................   1,144,474      1,288           --     --              --            --               --
  Issuance of series B
    warrants.....................          --         --           --     --             564            --               --
  Issuance of series B
    convertible preferred stock
    upon exercise of warrants....   4,598,383      5,817           --     --              --            --               --
  Deferred equity-based
    compensation.................          --         --           --     --             219            --             (219)
  Amortization of equity-based
    compensation to employees....          --         --           --     --              --            --               85
  Equity-based compensation to
    non-employees................          --         --           --     --               7            --               --
                                   ----------   --------   ----------    ---        --------          ----         --------
BALANCES AT DECEMBER 31, 1998....   5,742,857      7,105   10,479,373     10             822            --             (134)
  Net loss.......................          --         --           --     --              --            --               --
  Comprehensive loss.............          --         --           --     --              --            --               --
  Issuance of common stock in
    connection with the exercise
    of stock options.............          --         --      567,793      1              49            --               --
  Issuance of series C
    convertible preferred
    stock........................   7,334,194     22,003           --     --              --            --               --
  Deferred equity-based
    compensation.................          --         --           --     --           2,838            --           (2,838)
  Amortization of equity-based
    compensation to employees....          --         --           --     --              --            --              894
  Equity-based compensation to
    non-employees................          --         --           --     --           1,111            --               --
                                   ----------   --------   ----------    ---        --------          ----         --------

                                                    ACCUMULATED                      TOTAL
                                                       OTHER                     STOCKHOLDERS'
                                   COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED      EQUITY
                                       LOSS            LOSS          DEFICIT       (DEFICIT)
                                   -------------   -------------   -----------   -------------
BALANCES AT DECEMBER 31, 1997....                       $--         $   (356)      $   (332)
  Net loss.......................    $ (2,335)           --           (2,335)        (2,335)
                                     --------
  Comprehensive loss.............    $ (2,335)           --               --             --
                                     ========
  Issuance of common stock in
    connection with the exercise
    of stock options.............                        --               --             18
  Issuance of series A
    convertible preferred
    stock........................                        --               --          1,288
  Issuance of series B
    warrants.....................                        --               --            564
  Issuance of series B
    convertible preferred stock
    upon exercise of warrants....                        --               --          5,817
  Deferred equity-based
    compensation.................                        --               --             --
  Amortization of equity-based
    compensation to employees....                        --               --             85
  Equity-based compensation to
    non-employees................                        --               --              7
                                                        ---         --------       --------
BALANCES AT DECEMBER 31, 1998....                        --           (2,691)         5,112
  Net loss.......................    $(14,371)           --          (14,371)       (14,371)
                                     --------
  Comprehensive loss.............    $(14,371)           --               --             --
                                     ========
  Issuance of common stock in
    connection with the exercise
    of stock options.............                        --               --             50
  Issuance of series C
    convertible preferred
    stock........................                        --               --         22,003
  Deferred equity-based
    compensation.................                        --               --             --
  Amortization of equity-based
    compensation to employees....                        --               --            894
  Equity-based compensation to
    non-employees................                        --               --          1,111
                                                        ---         --------       --------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                                  (CONTINUED)
                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  CONVERTIBLE PREFERRED                                               NOTE
                                          STOCK               COMMON STOCK                         RECEIVABLE      DEFERRED
                                  ----------------------   -------------------     ADDITIONAL         FROM       EQUITY-BASED
                                    SHARES       AMOUNT      SHARES     AMOUNT   PAID-IN CAPITAL   STOCKHOLDER   COMPENSATION
                                  -----------   --------   ----------   ------   ---------------   -----------   ------------
BALANCES AT DECEMBER 31, 1999...   13,077,051     29,108   11,047,166     11           4,820            --           (2,078)
  Net loss......................           --         --           --     --              --            --               --
  Foreign currency translation
    adjustment..................           --         --           --     --              --            --               --
  Comprehensive loss............           --         --           --     --              --            --               --
  Issuance of series C
    convertible preferred
    stock.......................      787,131      2,361           --     --              --            --               --
  Issuance of series D
    convertible preferred stock,
    net of issuance costs of
    $59.........................    2,053,445     25,609           --     --              --            --               --
  Issuance of common stock in
    connection with the exercise
    of stock options............           --         --    5,994,054      6           3,922           (45)              --
  Issuance of common stock in
    connection with Employee
    Stock Purchase Plan.........           --         --       79,025     --             940            --               --
  Repurchase of common shares...           --         --     (245,710)    --            (174)           --               --
  Issuance of series D
    warrants....................           --         --           --     --           1,737            --           (1,737)
  Amortization of series D
    warrants....................           --         --           --     --              --            --              709
  Deferred equity-based
    compensation................           --         --           --     --          38,604            --          (38,604)
  Issuance of common stock in
    connection with IPO, net of
    issuance costs of $5,610....           --         --    4,025,000      4          50,478            --               --
  Conversion of convertible
    preferred stock into common
    stock.......................  (15,917,627)   (57,078)  15,917,627     16          57,062            --               --
  Amortization of equity-based
    compensation to employees...           --         --           --     --              --            --           24,529
  Equity-based compensation to
    non-employees...............           --         --           --     --           2,802            --
                                  -----------   --------   ----------    ---        --------          ----         --------
BALANCES AT DECEMBER 31,
  2000..........................           --   $     --   36,817,162    $37        $160,191          $(45)        $(17,181)
                                  ===========   ========   ==========    ===        ========          ====         ========

                                                   ACCUMULATED                      TOTAL
                                                      OTHER                     STOCKHOLDERS'
                                  COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED      EQUITY
                                      LOSS            LOSS          DEFICIT       (DEFICIT)
                                  -------------   -------------   -----------   -------------
BALANCES AT DECEMBER 31, 1999...                        --          (17,062)        14,799
  Net loss......................    $(80,426)           --          (80,426)       (80,426)
  Foreign currency translation
    adjustment..................          (8)           (8)              --             (8)
                                    --------
  Comprehensive loss............    $(80,434)           --               --             --
                                    ========
  Issuance of series C
    convertible preferred
    stock.......................                        --               --          2,361
  Issuance of series D
    convertible preferred stock,
    net of issuance costs of
    $59.........................                        --               --         25,609
  Issuance of common stock in
    connection with the exercise
    of stock options............                        --               --          3,883
  Issuance of common stock in
    connection with Employee
    Stock Purchase Plan.........                        --               --            940
  Repurchase of common shares...                        --               --           (174)
  Issuance of series D
    warrants....................                        --               --             --
  Amortization of series D
    warrants....................                        --               --            709
  Deferred equity-based
    compensation................                        --               --             --
  Issuance of common stock in
    connection with IPO, net of
    issuance costs of $5,610....                        --               --         50,482
  Conversion of convertible
    preferred stock into common
    stock.......................                        --               --             --
  Amortization of equity-based
    compensation to employees...                        --               --         24,529
  Equity-based compensation to
    non-employees...............                        --               --          2,802
                                                       ---         --------       --------
BALANCES AT DECEMBER 31,
  2000..........................                       $(8)        $(97,488)      $ 45,506
                                                       ===         ========       ========

          See accompanying notes to consolidated financial statements.

                           WEBEX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(80,426)   $(14,371)   $(2,335)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for doubtful accounts and sales allowances...     1,832         288         22
     Depreciation and amortization..........................     3,651         392         57
     Equity-based compensation..............................    28,039       2,005        656
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (8,979)     (2,536)      (105)
       Prepaid expenses and other current assets............    (1,964)     (1,332)       (31)
       Other non-current assets.............................      (185)        (15)         4
       Accounts payable.....................................     6,617       1,788         28
       Accrued liabilities..................................     3,382         461        205
       Deferred revenue.....................................     3,231       2,422         51
       Other................................................       (10)         --        (20)
                                                              --------    --------    -------
          Net cash used by operating activities.............   (44,812)    (10,898)    (1,468)
                                                              --------    --------    -------
Cash flows from investing activities:
  Loan made to related party................................    (3,600)         --         --
  Payments of security deposits.............................      (581)       (500)        --
  Purchases of property and equipment.......................   (19,075)     (2,198)      (191)
  Purchases of intangibles..................................        --        (158)        --
                                                              --------    --------    -------
          Net cash used in investing activities.............   (23,256)     (2,856)      (191)
                                                              --------    --------    -------
Cash flows from financing activities:
  Net proceeds from initial public offering.................    50,482          --         --
  Net proceeds from other issuances of common stock.........     4,823          50         18
  Repurchase of restricted common stock.....................      (174)         --         --
  Net proceeds from issuance of preferred stock.............    27,969      22,003      7,105
  Principal payments on capital leases......................      (239)         --         --
  Repayment of amounts due to related party.................      (200)       (200)        --
                                                              --------    --------    -------
          Net cash provided by financing activities.........    82,661      21,853      7,123
                                                              --------    --------    -------
Increase in cash and cash equivalents.......................    14,593       8,099      5,464
Cash and cash equivalents at beginning of the year..........    13,621       5,522         58
                                                              --------    --------    -------
Cash and cash equivalents at end of the year................  $ 28,214    $ 13,621    $ 5,522
                                                              ========    ========    =======
Supplemental disclosures of noncash investing and financing
  activities:
  Deferred equity-based compensation........................  $ 43,142    $  4,302    $   226
                                                              ========    ========    =======
  Accounts payable for acquisition of intellectual property
     rights and patents.....................................  $     --    $  1,500    $    --
                                                              ========    ========    =======
  Shareholder note received for issuance of common stock....  $     45    $     --    $    --
                                                              ========    ========    =======
  Acquisition of property and equipment under capital
     leases.................................................  $  2,396    $     --    $    --
                                                              ========    ========    =======
  Investment in distribution partner........................  $  1,000    $     --    $    --
                                                              ========    ========    =======
Cash paid for:
  Interest..................................................  $     61    $     12    $    --
                                                              ========    ========    =======

          See accompanying notes to consolidated financial statements

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) COMPANY BACKGROUND

     WebEx was incorporated in February 1995 under the name of Silver Computing, Inc., and subsequently changed its name to Stellar Computing Corporation in June 1997, to ActiveTouch Systems, Inc. in December 1997, to ActiveTouch, Inc. in May 1998, to WebEx, Inc. in December 1999 and in July 2000 reincorporated under the name WebEx Communications, Inc. WebEx is a provider of web communications services. WebEx provides a globally distributed network and application platform for powering real-time, interactive multimedia communications through websites. WebEx provides its services, based on its platform, to companies seeking to meeting-enable their websites and to distribution partners who can integrate WebEx's services into their offerings.

(b) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) FOREIGN CURRENCY TRANSLATION

     Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders' equity and comprehensive income.

(d) REVENUE RECOGNITION

     Revenue is derived from web communication services. Web communication services revenue is generated through a variety of contractual arrangements that involve hosted services and revenue sharing activities. The Company sells web communication services direct to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers via their websites or web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees, and hosting fees in limited cases of customer-dedicated hosted software. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

     The Company also enters into revenue sharing arrangements with distribution partners. Revenue under these arrangements are derived from hosted services provided to end users and are recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. In cases where WebEx contracts directly with the end-user, revenue is recognized at the gross amount received from end users with payments made to distribution

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.

     WebEx sold a limited number of perpetual software licenses for software delivered to customers in 1998 and 1999 before discontinuing the practice in early 1999. WebEx recognized revenue on software products delivered to customers in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue from perpetual software license agreements was recognized upon shipment of the software when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.

     In 1998 and 1999, WebEx provided contract development services which were recognized as the services were provided.

     Accounts receivable represents all unpaid amounts billed to customers. WebEx records an allowance for doubtful accounts to reduce accounts receivable to amounts expected to be received from customers. WebEx records estimates for sales allowances at the time of the sale.

     Deferred revenue includes amounts billed to customers for which revenue has not been recognized, which generally result from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; (3) advances received from distribution partners under revenue sharing arrangements; and (4) amounts billed in advance under customer-dedicated application hosting arrangements.

(e) CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments such as money market funds with maturities of less than three months at date of purchase.

(f) RESTRICTED CASH

     Included in the other non-current assets on the consolidated balance sheets at December 31, 2000 and December 31, 1999 is $500 of restricted cash to support a letter of credit provided as a security deposit on WebEx's leased facility. The deposit is required for the full 5-year term of the lease, but the amount can be reduced if WebEx meets conditions specified in the lease agreement.

(g) FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The carrying value of WebEx's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued commissions, accrued liabilities and due to related party, approximates fair market value due to the short-term nature of these instruments. The carrying value of due from related party, approximates fair value based on its term and interest rate in relation to market rates for similar instruments.

     Financial instruments that subject WebEx to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. WebEx is exposed to credit risk related to cash and cash equivalents in the event of default by the financial institutions or the issuers of these investments. WebEx performs ongoing credit evaluations of its customers' financial condition, and generally, requires no collateral from its customers. Allowances provide for credit risk on amounts due from customers, which is concentrated in the United States.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(h) PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

(i) INTANGIBLES

     Intangible assets consist of purchased intellectual property rights, trademarks, and domain name. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The trademarks and domain name are amortized over ten years, and the purchased intellectual property rights are amortized over three years.

     Intangible assets (included in other non-current assets) as of December 31, 2000 and 1999 consisted of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Intellectual property rights...............................  $1,500    $1,500
Trademarks and domain name.................................     158       158
                                                             ------    ------
                                                              1,658     1,658
Less accumulated amortization..............................    (653)     (138)
                                                             ------    ------
                                                             $1,005    $1,520
                                                             ======    ======

     Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $515, $138 and $0, respectively.

(j) RESEARCH AND DEVELOPMENT COSTS

     Software development costs are expensed as incurred until technological feasibility has been established. To date, WebEx's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, costs qualifying for capitalization have been insignificant. Software applications purchased from third parties that are for internal use in delivering our services or have alternative future uses to enhancing our services are capitalized and amortized over their estimated useful lives of 3 years.

(k) IMPAIRMENT OF LONG-LIVED ASSETS

     WebEx evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the cash flows, such assets are considered to be impaired and the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of the assets or fair value less costs to sell.

(l) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(m) EQUITY-BASED COMPENSATION

     WebEx generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), WebEx has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock awards to employees. Deferred compensation for options granted to employees is determined as the excess of the deemed fair market value of WebEx's common stock over the exercise price on the date the options were granted. Expense associated with equity-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28).

     Equity-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Equity-based compensation expense for options granted to non-employees is remeasured for changes in their fair value in accordance with the provisions of EITF Issue No. 96-18 until the underlying options vest.

(n) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(o) NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method and upon the conversion of convertible preferred stock.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2000, 1999 and 1998 because their effect would have been antidilutive:

                                                            AS OF DECEMBER 31,
                                                   ------------------------------------
                                                     2000          1999         1998
                                                   ---------    ----------    ---------
Shares issuable under stock options..............  4,685,724     4,675,775    2,676,207
Shares of restricted common stock subject to
  repurchase.....................................  3,243,109            --           --
Shares issuable pursuant to warrants.............    339,915       450,000           --
Shares of convertible preferred stock on an
  "as-if" converted basis........................         --    13,077,051    5,472,857

     The weighted-average exercise price of stock options outstanding as of December 31, 2000, 1999 and 1998 was $9.84, $0.30 and $0.14, respectively. The weighted-average repurchase price of restricted common shares outstanding as of December 31, 2000 was $.92. The exercise price of warrants outstanding as of December 31, 2000 and 1999 was $12.50 and $0.01, respectively.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. WebEx adopted SFAS No. 133 in the first quarter of fiscal year 2001 and such adoption did not have a material effect on results of operations or financial position.

     In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for WebEx in the fourth quarter of 2000. The adoption of SAB 101 did not impact WebEx's financial statements.

(q) ADVERTISING COSTS

     WebEx's policy is to expense advertising costs as incurred. WebEx's advertising and promotion expense was $23,852, $2,912 and $368 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 1999, included in prepaid expenses is $1,299 relating to prepaid media costs for a January 2000 television advertising campaign. At December 31, 2000, included in prepaid expense is $1,557 of prepaid advertising expense paid to a distribution partner in connection with a revenue sharing arrangement.

(r) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2000 and 1999, consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Computer equipment and purchased software...................  $19,445    $2,057
Office furniture and fixtures...............................      498       440
Leasehold improvements......................................    4,028        24
Vehicles....................................................       36        15
                                                              -------    ------
                                                               24,007     2,536
Less accumulated depreciation and amortization..............   (3,505)     (369)
                                                              -------    ------
                                                              $20,502    $2,167
                                                              =======    ======

     Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $3,136, $254 and $57, respectively.

     On June 27, 2000 WebEx acquired $2,396 in computer equipment under a capital lease. The lease has a term of three years and requires monthly payments of $75.

NOTE 3. STOCKHOLDERS' EQUITY

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

(b) CONVERTIBLE PREFERRED STOCK

     Convertible preferred stock outstanding as of December 31, 1999 was as follows.

                 DECEMBER 31, 1999
        -----------------------------------
          SHARES     ISSUED AND    CARRYING
SERIES  AUTHORIZED   OUTSTANDING    VALUE
------  ----------   -----------   --------
  A      1,144,474    1,144,474    $ 1,288
  B      4,598,383    4,598,383      5,817
  C      8,856,262    7,334,194     22,003
        ----------   ----------    -------
        14,599,119   13,077,051    $29,108
        ==========   ==========    =======

     Rights, preferences and privileges of the holders of Series A, B and C convertible preferred stock were as follows:

     - Dividends are noncumulative and payable only upon declaration by WebEx's Board of Directors at a rate of $0.1125, $0.1265 and $0.24 per share for Series A, B and C preferred stock, respectively.

     - Holders of Series A, B and C preferred stock have a liquidation preference of $1.125, $1.265 and $3.00 per share, respectively, plus any declared but unpaid dividends over holders of common stock and other junior equity securities.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     - Each share of Series A, B and C preferred stock is convertible at any time into one share of common stock subject to certain antidilution provisions. All shares will convert to common stock automatically on the date WebEx successfully completes an initial public offering if the share price is at least $10.00 per share and aggregate proceeds exceed $20,000.

     - Each holder of preferred stock has voting rights equal to the number of shares of common stock into which such shares could be converted.

     Each share of convertible preferred stock was converted to one share of common stock automatically upon the closing of our initial public offering on August 2, 2000.

(c) STOCK PURCHASE WARRANTS

     In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. These warrants to purchase preferred stock were converted into warrants to purchase common stock as a result of the initial public offering. Under the agreement, the distribution partner will include and promote WebEx services as part of its portal services. In addition to the warrants, the agreement provides for payments to the distribution partner for initial set-up fees, achievement of customer milestones at defined dates, and advertising. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model with the following assumptions: contractual life of 712 days, no dividends, risk free interest rate of 5.5% and volatility of 70%. The fair value of the warrants was recorded as deferred equity-based compensation and is being amortized over the one year term beginning on the effective launch date of the portal arrangement. Amortization expense recorded during 2000 was $709.

     Included in prepaid expenses as of December 31, 2000 is the unamortized portion of a $1,000 payment of the set-up fees paid by WebEx for the portal arrangement. These fees are being amortized over a one year term beginning on the effective launch date of the portal arrangement. Current period amortization expense for 2000 and unamortized set-up fees at December 31, 2000 were $411 and $589, respectively.

     This agreement also provides for WebEx to make up to four quarterly payments of $1,000 each upon the successful completion of specified milestones by the distribution partner and purchase a minimum level of advertising services from the distribution partner. The milestone payments will be expensed during the term of the agreement. The first milestone date occurred during 2000 and WebEx accrued the related payments as a marketing expense in 2000. This agreement was effectively terminated on March 22, 2001. See discussion of subsequent events at Note 8.

     On April 30, 1999, WebEx issued warrants to purchase 450,000 shares of Series C preferred stock at an exercise price of $0.01 per share expiring April 30, 2000. The warrants became exercisable if the recipient fulfilled a performance commitment to enter into a revenue sharing arrangement or upon the occurrence of an initial public offering. On April 30, 2000 this warrant was forfeited since the vesting conditions were not met prior to the expiration date.

(d) STOCK PLANS

     WebEx was originally authorized to issue up to 6,400,000 shares of common stock in connection with its 1998 stock option plan to directors, employees and consultants. The 1998 stock option plan provides for the issuance of incentive stock options or nonstatutory stock options. During 2000, WebEx increased the number of common stock reserved for issuance under the 1998 stock option plan by an aggregate of 5,000,000 shares.

     Under the 1998 stock option plan, vesting begins on the date of employment with 25% of the rights becoming vested one year after the vesting start date. The remaining 75% of the rights become vested at the

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

rate of 2.08% per month, over the next 36 months. Options generally expire in 10 years; however, expiration may occur earlier in the event of termination or death.

     The exercise price for stock options is not less than 85%, in the case of nonqualified stock options, and 100%, in the case of incentive stock options, of the fair market value of the underlying common stock on the date of grant.

     Effective March 2000, the 1998 stock option plan was amended to include stock purchase rights for early exercise of non-vested stock options that are subject to a restricted stock purchase agreement whereby WebEx has the right to repurchase stock upon the voluntary or involuntary termination of the purchaser's employment with WebEx at the original issuance cost. WebEx's repurchase right lapses at the same rate as the original option vested. As of December 31, 2000, there was a total of 3,243,109 restricted common shares outstanding subject to repurchase at a weighted average exercise price per share of $0.92.

     On June 17, 2000, WebEx's stockholders approved the 2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan. The 2000 Incentive Stock Plan provides for the direct award or sale of shares of common stock and for the grant of options to purchase shares of common stock. Under the 2000 Stock Incentive Plan, 9,000,000 shares of common stock have been authorized for issuance. The 2000 Employee Stock Purchase Plan provides eligible employees the right to purchase common stock during the offering period at 85% of the lower of the fair value of common stock on the first day of the offering period or the last day of each 6 month accumulation period within that offering period. While the plan is in effect, the 24 month offering periods and the 6 month accumulation periods will commence each calendar year on May 1 and November 1. Under the 2000 Employee Stock Purchase Plan, 2,000,000 shares of common stock have been reserved for issuance. As of December 31, 2000, 79,025 shares have been issued under the 2000 Employee Stock Purchase Plan.

     A summary of the options activity under the 1998 and 2000 stock option plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                            DECEMBER 31, 2000         DECEMBER 31, 1999         DECEMBER 31, 1998
                          ----------------------    ----------------------    ---------------------
                                        WEIGHTED                  WEIGHTED                 WEIGHTED
                                        AVERAGE                   AVERAGE                  AVERAGE
                          NUMBER OF     EXERCISE    NUMBER OF     EXERCISE    NUMBER OF    EXERCISE
                            SHARES       PRICE        SHARES       PRICE       SHARES       PRICE
                          ----------    --------    ----------    --------    ---------    --------
Outstanding at beginning
  of period.............   4,675,775     $0.303     $2,676,207     $0.136            --     $   --
Granted.................   6,247,950      8.027      3,296,861      0.389     3,193,080      0.121
Exercised...............  (5,994,054)     0.658       (567,793)     0.172      (479,373)     0.043
Canceled................    (243,947)     6.267       (729,500)     0.182       (37,500)     0.050
                          ----------     ------     ----------     ------     ---------     ------
Outstanding at end of
  period................   4,685,724     $9.836      4,675,775     $0.303     2,676,207     $0.136
                          ==========     ======     ==========     ======     =========     ======
Options vested at end of
  period................     452,392     $2.060      1,440,577     $0.239       179,246     $0.052
                          ==========     ======     ==========     ======     =========     ======

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     As of December 31, 2000 the exercise prices and weighted average remaining contractual life of outstanding options were as follows:

                                 OPTIONS OUTSTANDING
                  -------------------------------------------------
                                WEIGHTED-AVERAGE                            OPTIONS VESTED
                                   REMAINING                          --------------------------
    RANGE OF        NUMBER      CONTRACTUAL LIFE   WEIGHTED-AVERAGE   NUMBER    WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING       (YEARS)         EXERCISE PRICE    VESTED     EXERCISE PRICE
----------------  -----------   ----------------   ----------------   -------   ----------------
$ 0.005 -  3.000   2,105,824          8.90             $ 1.020        390,104       $ 0.746
  6.000 - 11.000   1,875,300          9.37             $ 9.964         59,605       $ 9.682
 11.500 - 29.875     178,800          9.82             $24.268          2,083       $20.875
 30.375 - 39.625     302,800          9.77             $35.059            600       $34.125
 42.313 - 55.375     223,000          9.77             $46.192              0       $    --
                   ---------          ----             -------        -------       -------
                   4,685,724          9.22             $ 9.836        452,392       $ 2.060
                   =========          ====             =======        =======       =======

     WebEx uses the intrinsic-value method of accounting for its employee equity-based compensation plans. In 2000, 1999 and 1998, WebEx recorded deferred stock-based compensation for the excess of the fair value of common stock over the exercise price of stock options on the date of grant.

     Had compensation costs been determined in accordance with SFAS No. 123 for all of WebEx's equity-based compensation plans, net loss and basic and diluted net loss per share would have been as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Net loss:
  As reported..........................................  $80,426    $14,371    $2,335
  Pro forma............................................   84,465     14,434     2,350
Basic and diluted net loss per share:
  As reported..........................................  $  3.81    $  1.34    $ 0.23
  Pro forma............................................     4.00       1.35      0.23

     The fair value of each option granted during the period subsequent to the filing of our registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 and through December 31, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions: no dividends, expected life of 3.5 years, expected volatility of 90% and risk-free interest rate of 6.21%. The fair value of each option granted during the remainder of the year ended December 31, 2000 and the years ended December 31, 1999 and 1998 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividends, expected life of 3.5 years and a risk free interest rate of 6.39%, 5.78% and 5.0%, respectively. The weighted-average fair value of the options granted during the years ended December 31, 2000, 1999 and 1998 was $9.70, $3.29 and $0.26 per share, respectively.

     The fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan was estimated using Black-Scholes option-pricing model using the following weighted average assumptions: no dividends, expected life of 1.35 years, expected volatility of 90% and a risk free interest rate of 7.67%. The weighted-average fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan during the year-ended December 31, 2000 was $7.12 per share.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4. INCOME TAXES

     WebEx's reported income tax expense for the years ended December 31, 1998, 1999, and 2000 differs from the amount obtained by applying the federal statutory income tax rate of 35% to loss before income taxes due to the full valuation allowance recorded against deferred tax assets generated during the periods.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                2000       1999
                                                              --------    -------
Deferred tax assets:
  Reserves and accruals.....................................  $  1,316    $   240
  Equity compensation.......................................     3,677         --
  Capital loss carryforward.................................        29         29
  Intangible assets.........................................       458         --
  Deferred revenue..........................................        38         --
  Net operating loss and tax credit carryforwards...........    25,662      5,225
                                                              --------    -------
  Gross deferred tax assets.................................    31,180      5,494
  Less valuation allowance..................................   (30,292)    (5,407)
                                                              --------    -------
          Total deferred tax assets.........................       888         87
Deferred tax liabilities:
  Other.....................................................         3         --
  Property and equipment....................................       885         87
                                                              --------    -------
          Total deferred tax liabilities....................       888         87
          Net deferred tax assets...........................  $     --    $    --
                                                              ========    =======

     The net change in the total valuation allowance for the years ended December 31, 1999 and 2000, was a net increase of $4,604 and $24,885, respectively.

     As of December 31, 2000, WebEx has net operating loss carryforwards for federal and California income tax purposes of approximately $65,100 and $32,400, respectively. The federal net operating loss carryforward begins to expire in 2018. The California net operating loss carryforward begins to expire in 2003.

     As of December 31, 2000, WebEx has research and development credit carryovers for federal and California income tax purposes of approximately $400 and $347, respectively. The federal research credit expires beginning in the year 2019. The California research credit can be carried forward indefinitely.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset and related tax benefit have been recognized in the accompanying consolidated financial statements.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. WebEx's ability to utilize its net operating loss and tax credit carryforwards may be subject to restriction pursuant to these provisions.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5. COMMITMENTS

     WebEx leases certain equipment and occupies facilities rented under non-cancelable operating leases expiring through 2008.

     Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 2000, are as follows

                                                                   NON-CANCELABLE
                                                        CAPITAL      OPERATING
               YEAR ENDING DECEMBER 31,                 LEASES         LEASES
               ------------------------                 -------    --------------
2001..................................................   1,050          4,284
2002..................................................     900          4,423
2003..................................................     450          4,546
2004..................................................                  4,298
2005..................................................                  3,220
thereafter............................................                  5,423
                                                         -----         ------
Future minimum lease payments.........................   2,400         26,194
                                                                       ======
Less: amount representing interest....................     243
                                                         -----
Present value of minimum lease payments...............   2,157
Less current portion..................................     888
                                                         -----
                                                         1,269
                                                         =====

     Rent expense under non-cancelable operating leases was $2,201, $447 and $134 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, WebEx has material purchase commitments totaling approximately $8.4 million for equipment purchases and the construction of leasehold improvements at new leased facilities.

NOTE 6. SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within WebEx for making operating decisions and assessing performance.

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

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     Significant customer information is as follows:

                                                              PERCENT OF TOTAL REVENUES
                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Customer A..................................................   --        --        20%
Customer B..................................................   --        --        30%
Customer C..................................................   --        16%       40%

     As of December 31, 2000, all material assets and customers of WebEx were located in the United States. WebEx's revenue was primarily derived from the following products and services:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Contract development services...............................      --   $  169   $1,487
Software products...........................................     182      795      500
Hosted services.............................................  25,207    1,643       --

NOTE 7. RELATED PARTY TRANSACTIONS

     WebEx has contracts for engineering services with two companies in China owned by the spouse of one of our founding executives, who is also a major stockholder. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Amounts paid for engineering services to these companies for the year ended December 31, 2000, 1999 and 1998 were $2,602, $290 and $20, respectively.

     Due to related party at December 31, 1999 represented a note payable to an officer for unpaid compensation. The note was paid in full on July 6, 2000.

     In April 2000, WebEx loaned $3,600 to the CEO. The loan matures in April 2002, bears interest at a rate of 6.5% per annum, and is secured by the personal residence of the CEO and 1,000,000 shares of WebEx common stock. The loan was originally secured by 3,000,000 shares of WebEx common stock. This amount was reduced by action of the disinterested members of the Board of Directors on October 17, 2000.

     WebEx recorded revenue of $0, $418 and $796 for the years ended December 31, 2000, 1999 and 1998, respectively, from Baan, a software company which was affiliated with a member of WebEx's Board of Directors and a major shareholder.

     For the year ended December 31, 2000, TIBCO Software, Inc. paid WebEx $125,088 for our services. Vivek Ranadive, one of our directors, is the President, Chief Executive Officer and Chairman of the Board of TIBCO Software. During 2000, WebEx acquired $2,300 of software products from TIBCO.

NOTE 8. SUBSEQUENT EVENT

     On March 22, 2001 WebEx entered into an agreement with a distribution partner that effectively terminates the existing advertising and promotion agreement with this distribution partner. Under the terms of the agreement all previously existing obligations of both parties are considered fulfilled, in addition, WebEx agreed to pay $1,667 in consideration for advertising and promotions to be provided by the distribution partner through January 2002. Concurrent with this agreement WebEx entered into a referral agreement with this distribution partner whereby the distribution partner agreed to refer customers to WebEx in exchange for a share of the revenue generated from these customers.

                           WEBEX COMMUNICATIONS, INC.
                        DECEMBER 31, 2000, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     On March 29, 2001 WebEx entered into a Loan and Security Agreement that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable as defined in the agreement. As of March 29, 2001, available borrowings under the agreement totaled $7,163. Under the terms of the agreement, WebEx may borrow up to $2,000 on a revolving credit line that bears interest at 1.5% above the prime rate and matures on April 30, 2002, and up to $5,500 on term advances that bear interest at 1.75% above the prime rate and mature on September 30, 2003. The interest rates will be reduced by 0.5% after a profitability date, defined in the agreement as the date WebEx achieves a quarterly profit before deduction of equity-based compensation charges. Amounts borrowed under the revolving credit line may be repaid and reborrowed at any time prior to the maturity date. Term advances may be drawn through June 30, 2001, and require only payments of interest through September 1, 2001, after which all outstanding principal and interest will be payable in equal monthly installments until the maturity date. The Loan and Security Agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenues.

NOTE 9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth statement of operations data for each of the quarterly periods of 1999 and 2000.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                            2000       2000        2000       2000       1999       1999        1999       1999
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
STATEMENT OF OPERATIONS DATA:
Net revenue.............................  $ 11,177   $  7,465    $  4,536   $  2,211   $ 1,141     $   446    $   551    $   469
Cost of revenue.........................     4,441      3,213       1,769        658       383         139        101         65
                                          --------   --------    --------   --------   -------     -------    -------    -------
  Gross profit..........................     6,736      4,252       2,767      1,553       758         307        450        404
Operating expenses:
  Sales and marketing...................    13,882     15,491      12,698      8,736     4,208       2,771      1,471        868
  Research and development..............     4,286      3,439       2,548      1,895     1,172         906        699        584
  General and administrative............     1,924      1,926       1,790        913       695         490        329        218
  Equity-based compensation*............     5,039     11,624       6,431      4,945     1,194         332        336        143
                                          --------   --------    --------   --------   -------     -------    -------    -------
        Total operating expenses........    25,131     32,480      23,467     16,489     7,269       4,499      2,835      1,813
                                          --------   --------    --------   --------   -------     -------    -------    -------
Operating loss..........................   (18,395)   (28,228)    (20,700)   (14,936)   (6,511)     (4,192)    (2,385)    (1,409)
Other income, net.......................       524        772         357        180        22          20         44         41
                                          --------   --------    --------   --------   -------     -------    -------    -------
Net loss................................  $(17,871)  $(27,456)   $(20,343)  $(14,756)  $(6,489)    $(4,172)   $(2,341)   $(1,368)
                                          ========   ========    ========   ========   =======     =======    =======    =======
  *Equity-based compensation:
    Sales and marketing.................  $  2,647   $  3,230    $  2,435   $  1,604   $   393     $   144    $   140    $    44
    Research and development............       796      2,777       1,572      1,259        44          34         21         15
    General and administrative..........     1,596      5,617       2,424      2,082       757         154        175         84
                                          --------   --------    --------   --------   -------     -------    -------    -------
                                          $  5,039   $ 11,624    $  6,431   $  4,945   $ 1,194     $   332    $   336    $   143
                                          ========   ========    ========   ========   =======     =======    =======    =======

                                                                     SCHEDULE II

                           WEBEX COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                         ----------------------
                                                                     CHARGED TO
                                             BEGINNING   CHARGE TO   COSTS AND                      ENDING
      ALLOWANCE FOR DOUBTFUL ACCOUNTS         BALANCE     REVENUE     EXPENSES    DEDUCTIONS(A)    BALANCE
      -------------------------------        ---------   ---------   ----------   -------------   ----------
Year Ended December 31, 1998...............    $ --          --           22            --             22
Year Ended December 31, 1999...............    $ 22          --          288            --            310
Year Ended December 31, 2000...............    $310         917        1,272           651          1,848

---------------
(a) Represents amounts written off against the allowance, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which proxy statement will be filed with the Securities and Exchange Commission before April 30, 2001. For information with respect to the executive officers of the Company, see "Executive Officers" at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the section entitled "Executive Compensation and Related Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

        (1) Financial Statements -- See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this Report.

        (2) Financial Statement Schedules -- See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this Report.

        (3) See Exhibit Index at page 47 of this Report, which index of exhibits is incorporated herein by reference.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits -- See Exhibit Index at page 47 of this Report.

     (d) See the Consolidated Financial Statements and Supplementary Data beginning on page 24 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.

                                          WEBEX COMMUNICATIONS, INC.

                                          By       /s/ SUBRAH S. IYAR
                                            ------------------------------------
                                                       Subrah S. Iyar
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Subrah S. Iyar, Craig Klosterman and David Farrington, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                /s/ SUBRAH S. IYAR                        Chief Executive Officer       March 30, 2001
---------------------------------------------------    (Principal Executive Officer)
                  Subrah S. Iyar                               and Director

                    /s/ MIN ZHU                           President and Director        March 30, 2001
---------------------------------------------------
                      Min Zhu

               /s/ CRAIG KLOSTERMAN                       Chief Financial Officer       March 30, 2001
---------------------------------------------------        (Principal Financial
                 Craig Klosterman                         and Accounting Officer)

                   /s/ JAN BAAN                                  Director               March 30, 2001
---------------------------------------------------
                     Jan Baan

                /s/ SOMSHANKER DAS                               Director               March 30, 2001
---------------------------------------------------
                  Somshanker Das

                /s/ VIVEK RANADIVE                               Director               March 30, 2001
---------------------------------------------------
                  Vivek Ranadive

                 /s/ SCOTT SANDELL                               Director               March 30, 2001
---------------------------------------------------
                   Scott Sandell

                   /s/ DAVID URE                                 Director               March 30, 2001
---------------------------------------------------
                     David Ure

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
3.1(2)     Amended and Restated Certificate of Incorporation.
3.2        Amended and Restated Bylaws.
4.1(2)     Form of Common Stock Certificate.
4.2(1)     Amended and Restated Investors' Rights Agreement, dated
           March 30, 2000 by and among the registrant and the parties who are signatories thereto.
10.1(1)*   Registrant's Amended and Restated 1998 Stock Plan.
10.2(2)*   Registrant's 2000 Stock Incentive Plan.
10.3(2)*   Registrant's 2000 Employee Stock Purchase Plan.
10.4(2)*   Form of Directors and Officers' Indemnification Agreement.
10.5(1)*   Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.
10.6(1)*   Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.
10.7(1)    Lease Agreement by and between Corporate Technology Centre
           Associates II LLC and the registrant, dated June 30, 1999.
10.8(2)    Sublease, dated April 26, 2000 by and between MarchFirst,
           Inc. and the registrant.
10.9(3)    Lease, dated October 25, 2000 by and between the registrant and North Valley Tech LLC.
10.10(3)   Lease, dated October 17, 2000 by and between the registrant and WDCI, Inc.
10.11(2)*  Loan and Security Agreement, dated April 10, 2000 by and between the registrant and Subrah S. Iyar.
23.1       Consent of KPMG LLP.

---------------
(1) Incorporated by reference from Exhibits 3.4, 4.2, 10.1, 10.5, 10.6 and 10.7, respectively, of Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(2) Incorporated by reference from Exhibits 3.3, 4.1, 10.2, 10.3, 10.4, 10.8, and 10.9, respectively, of Amendment No. 1 to Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

(3) Incorporated by reference from Exhibit 10.1 and 10.2, respectively of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000.

 *  Denotes a management contract or compensatory plan or arrangement.