Form 10-Q
period 2001-03-31
WEBEX COMMUNICATIONS INC
filed 2001-05-15
CIK 1109935

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            ___________________
                                 FORM 10-Q
                            ___________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

On May 1, 2001, 37,171,682 shares of Registrant's Common Stock, $0.001 par value were outstanding.






                            WEBEX COMMUNICATIONS, INC.
               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                  MARCH 31, 2001

                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at
          March 31, 2001 and December 31, 2000                               3

         Unaudited Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2001 and 2000                 4

         Unaudited Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2001 and 2000                 5

         Notes to Unaudited Condensed Consolidated Financial
          Statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         29

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          29

Item 6.  Exhibits and Reports on Form 8-K                                   30

Signatures                                                                  31

Exhibit Index                                                               32














                                       2


                          PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

                           WEBEX COMMUNICATIONS, INC.

                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS



                                                       March 31,   December 31,
                                                          2001         2000
                                                       ---------   ------------
Current assets:
  Cash and cash equivalents                            $ 23,497      $ 28,214
  Accounts receivable, net                               11,359         9,596
  Prepaid expenses and other current assets               2,236         3,332
                                                       ---------   ------------
    Total current assets                                 37,092        41,142
Property and equipment, net                              22,818        20,502

Due from related party                                    3,600         3,600
Other non-current assets                                  3,235         3,299
                                                       ---------   ------------
    Total assets                                       $ 66,745      $ 68,543
                                                       =========   ============

Current liabilities:
  Accounts payable                                     $  8,800      $ 10,052
  Accrued liabilities                                     6,104         4,095
  Deferred revenue                                        6,040         6,733
  Current portion of capital lease obligation               781           888
  Current portion of long term debt                       1,375            --
                                                       ---------   ------------
    Total current liabilities                            23,100        21,768
Capital lease obligation less current portion             1,066         1,269
Long-term debt less current portion                       4,125            --
                                                       ---------   ------------
    Total liabilities                                    28,291        23,037
Stockholders' equity:
  Common stock                                               37            37
  Additional paid-in capital                            159,439       160,191
  Notes receivable from stockholder                         (45)          (45)
  Deferred equity-based compensation                    (12,777)      (17,181)
  Accumulated deficit                                  (108,187)      (97,488)
  Accumulated other comprehensive loss                      (13)           (8)
                                                       ---------   ------------
    Total stockholders' equity                           38,454        45,506
    Total liabilities and stockholders'equity          $ 66,745      $ 68,543
                                                       =========   ============

See accompanying notes to unaudited condensed consolidated financial statements.
                                       3


                         WEBEX COMMUNICATIONS, INC.

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                                         Three Months Ended
                                                    ----------------------------
                                                      March 31,      March 31,
                                                        2001           2000
                                                    ------------    ------------
Net revenues                                         $   14,761      $   2,211
Cost of revenues                                          4,619            658
                                                    ------------    ------------
    Gross profit                                         10,142          1,553
                                                    ------------    ------------
Operating expenses:
  Sales and marketing                                    11,806          8,736
  Research and development                                3,726          1,895
  General and administrative                              2,087            913
  Equity-based compensation*                              3,522          4,945
                                                    ------------    ------------
      Total operating expenses                           21,141         16,489
                                                    ------------    ------------
    Operating loss                                      (10,999)       (14,936)
Interest and other income, net                              300            180
                                                    ------------    ------------
Net loss                                             $  (10,699)     $ (14,756)
                                                    ============    ============

Net loss per share, basic and diluted                $    (0.31)     $   (1.27)
                                                    ============    ============
Shares used to compute basic and diluted net
  loss per share                                         34,061         11,649
                                                    ============    ============

*Equity-based compensation:
  Sales and marketing                                $    2,159      $   1,604
  Research and development                                  490          1,259
  General and administrative                                873          2,082
                                                    ------------    ------------
                                                     $    3,522      $   4,945
                                                    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.







                                       4




                             WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                         Three Months Ended
                                                    ----------------------------
                                                      March 31,      March 31,
                                                        2001           2000
                                                    ------------    ------------
Cash flows from operating activities:
 Net loss                                            $ (10,699)      $ (14,756)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Provisions for doubtful accounts and sales
    allowances                                             532             164
   Depreciation and amortization                         1,835             370
   Equity-based compensation                             3,522           4,945
   Other                                                    (5)             --
   Changes in operating assets and liabilities:
    Accounts receivables                                (2,295)           (225)
    Prepaid expenses and other current assets            1,096          (1,165)
    Other non-current assets                               (65)            (28)
    Accounts payable                                    (1,252)          1,898
    Accrued liabilities                                  2,009             760
    Deferred revenue                                      (693)            741
                                                    ------------    ------------
     Net cash used in operating activities              (6,015)         (7,296)
                                                    ------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment                    (4,022)         (2,598)
                                                    ------------    ------------
     Net cash used in investing activities              (4,022)         (2,598)
                                                    ------------    ------------
Cash flows from financing activities:
 Net proceeds from issuances of common stock               146           3,502
 Repurchase of restricted stock                            (16)             --
 Net proceeds from issuances of preferred stock             --          28,029
 Principal payment on capital lease                       (310)             --
 Borrowings under debt agreement                         5,500              --
                                                    ------------    ------------
     Net cash provided by financing activities           5,320          31,531
                                                    ------------    ------------
Change in cash and cash equivalents                     (4,717)         21,637
Cash and cash equivalents at beginning of the period    28,214          13,621
                                                    ------------    ------------
Cash and cash equivalents at end of the period       $  23,497       $  35,258
                                                    ============    ============
Supplemental disclosures of noncash investing and financing activities:
  Deferred equity-based compensation                 $      --       $  36,181
                                                    ============    ============
  Reduction in equity-based compensation due to
   forfeitures of stock options                      $    (432)      $      --
                                                    ============    ============
See accompanying notes to unaudited condensed consolidated financial statements.
                                       5


                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue Recognition

Revenue is derived from web communication services. Web communication services revenues are generated through a variety of contractual arrangements that involve hosted services and revenue sharing activities. The Company sells web communication services direct to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers via their websites or web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees, and hosting fees in limited cases of customer-dedicated hosted software. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges which are recognized as the related services are provided. Customer support and training are generally included in our subscription arrangements and are not sold separately.
                                       6

                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)

The Company also enters into reseller agreements with distribution partners. Revenue under these arrangements are derived from hosted services provided to end users and are recognized over the service period provided that evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. In cases where WebEx contracts directly with the end-user, revenues are recognized at the gross amount with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenues are recognized at the net amount earned from the distribution partner.

WebEx has sold a limited number of perpetual software licenses for software delivered to customers. WebEx recognizes revenue on software products delivered to customers in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. No new arrangements under the scope of SOP 97-2 occurred during the three months ended March 31, 2001.

WebEx records an allowance for doubtful accounts to reduce accounts receivable to amounts expected to be received from customers.
Subscription arrangements are cancelable at any time by the customer at the conclusion of the initial term, which is generally ninety days, or any renewal term. WebEx records estimates for sales allowances during the term of the service period.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized, which generally result from the following: (1) unearned portion of monthly billed subscription fees;
(2) deferred subscription and distribution partner set-up fees; and
(3) advances received from distribution partners under revenue sharing arrangements.

3. Net Loss Per Share

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

                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2000 and 2001 because their effect would have been antidilutive:


                                                              As of
                                                            March 31,
                                                     ----------------------
                                                        2001         2000
                                                     ---------    ---------
        Shares issuable under stock options          4,938,396    2,702,599
        Shares of restricted common stock
         subject to repurchase                       2,394,011    4,255,139
        Shares issuable pursuant to warrants           339,915      789,915
        Shares of convertible preferred stock on
         an "as-if" converted basis                        ---   15,917,627

The weighted-average exercise price of stock options outstanding as of March 31, 2001 was $11.00 and as of March 31, 2000 was $1.56. The weighted-average exercise price of warrants outstanding as of March 31, 2001 and 2000 was $12.50 and $5.38, respectively. The weighted-average repurchase price of restricted common shares outstanding as of March 31, 2001 and March 31, 2000 was $0.83 and $0.75,
respectively.

4. Distribution Partner Agreement

In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. These warrants to purchase preferred stock were converted into warrants to purchase common stock as a result of the initial public offering. Under the agreement, the distribution partner was required to include and promote WebEx services as part of its portal services. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred equity-based compensation and is being amortized over the one year term beginning on the effective launch date of the portal arrangement. The unamortized value of these warrants was $600 and $1,028 at March 31, 2001 and December 31, 2000, respectively.

In addition to the warrants, the agreement provides for payments to the distribution partner for initial set-up fees, achievement of customer milestones at defined dates, and a minimum level of advertising services. Included in prepaid expenses is the unamortized portion of a $1,000 payment of the set-up fees paid by WebEx for the portal arrangement. These fees are being amortized over a one year term beginning on the effective launch date of the portal arrangement. Unamortized set-up fees were $342 and $589 at March 31, 2001 and December 31, 2000, respectively.
                                       8



                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)

The milestone payments are expensed as the milestones are achieved. The first milestone date occurred during 2000 and WebEx accrued the related payment of $1,000 as a marketing expense in 2000.

Advertising expense under the agreement is recognized as the actual advertising services are provided. Prepaid advertising expense for amounts due under the advertising commitment in advance of actual advertising services provided by the distribution partner was $1,557 as of December 31, 2000.

On March 22, 2001, WebEx entered into a new agreement with this distribution partner that effectively terminated the original distribution, advertising and promotion agreement. Under the terms of the new agreement all previously existing obligations of both parties are considered fulfilled. In addition, WebEx agreed to pay $1,667 in consideration for advertising and promotions to be provided by the distribution partner through March 2002. The payments are due as follows; $500 in April 2001, $250 in each of July and October 2001 and $667 in January 2002. Concurrent with this agreement WebEx entered into a referral agreement with this distribution partner whereby the distribution partner agreed to refer customers to WebEx on an exclusive basis in exchange for a share of the revenue generated from these customers.

As of the termination date, the Company had a remaining obligation to pay the distribution partner $1,667 for the first milestone payment and unpaid advertising commitments. The distribution partner had an obligation to provide $1,327 in additional advertising services. The termination agreement results in all previously existing obligations being considered fulfilled. The difference between the obligations as of the termination date of $340 will be treated as a discount on future advertising services and will be amortized as a reduction of advertising expense as advertising is purchased under the new agreement.

The deferred set-up fee and the fair value of the warrant recorded in connection with the original agreement will continue to be amortized over their original estimated life since the companies will continue their revenue sharing activities. The termination of the original agreement and the execution of the referral agreement had no effect on the statement of operations for the three months ended March 31, 2001.





                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)

5. Loan and Security Agreement

On March 29, 2001 WebEx entered into a Loan and Security Agreement with a bank that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable as defined in the agreement. As of March 29, 2001, available borrowings under the agreement totaled $7,163. Under the terms of the agreement, WebEx may borrow up to $2,000 on a revolving credit line that bears interest at 1.5% above the prime rate and matures on April 30, 2002, and up to $5,500 on term advances that bear interest at 1.75% above the prime rate and mature on September 30, 2003. The interest rates will be reduced by 0.5% after a profitability date, defined in the agreement as the date WebEx achieves a quarterly profit before deduction of equity-based compensation charges. Amounts borrowed under the revolving credit line may be repaid and reborrowed at any time prior to the maturity date. Term advances may be drawn through June 30, 2001, and require only payments of interest through September 1, 2001, after which all outstanding principal and interest will be payable in equal monthly installments until the maturity date. The Loan and Security Agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenues. As of March 31, 2001, the Company was in compliance with these covenants.

On March 30, 2001, WebEx received a term advance of $5,500 under the Loan and Security agreement discussed above.

6. Related Party Transactions

We have contracts for engineering services with two companies in China owned by the spouse of one of our founding executives, who is also a major stockholder. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expenses incurred for engineering services provided by these companies for the three months ended March 31, 2001 and 2000 were $570 and $425, respectively.

Due from related party at March 31, 2001 and December 31, 2000 represents a note receivable from the CEO of the Company.

7. Commitments

At March 31, 2001, WebEx has material purchase commitments totaling approximately $6.3 million for equipment purchases and the construction of leasehold improvements at new leased facilities.

                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)


8. Significant Customer Information and Segment Reporting

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







                           WEBEX COMMUNICATIONS, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)

WebEx's chief operating decision-maker, is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, WebEx has determined that it operates in a single operating segment, specifically, web communication services. For the periods ended March 31, 2001 and 2000, all material assets and revenues of WebEx were in the United States.

9. Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. WebEx adopted the standard in the first quarter of fiscal year 2001 and such adoption did not have a material effect on the results of operations or financial position. As of March 31, 2001, the Company has not entered into any arrangements involving derivative instruments.


























Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows and expenses, the adequacy of capital resources and growth in business and operations, the ability to decrease marketing related spending, anticipated research and development expense, our ability to approach positive cash flow from operations by the end of 2001, our ability and projections to become profitable, our ability to reduce spending levels, and the sufficiency of our cash reserves to meet our capital requirements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company's ability to attract and retain customers and distribution partners for existing and new services, to expand its operations internationally, to expand its infrastructure to meet the demand for the Company's services, the Company's ability to control its expenses, the Company's ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell the Company's services, the strength of competitive offerings and the prices being charged by those competitors, and the impact of California's energy problems. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

We commenced operations in February 1995. We released an interactive communications service built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations and deploying our global WebEx Interactive Network. We introduced WebEx Business Exchange in

                                       13
the third quarter of 1999, WebEx OnCall service in the fourth quarter of 1999, WebEx Shopping-Together (now WebEx OnTour) in the first quarter of 2000, WebEx OnStage in the second quarter of 2000 and WebEx Professional Services in the third quarter of 2000. To date these new services represent an insignificant percentage of total revenues.

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. Revenue from subscription services consists of monthly user fees, which are based upon a fixed number of concurrent users, and initial set-up fees. Typically, our contracts are for an initial term of 90 days, and then renew monthly unless terminated by either party.

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.


                                                    Three Months
                                                       March 31,
                                                  ------------------
                                                    2001       2000
                                                  --------  --------
        Net revenues                                100%       100%
        Cost of revenues                             31         30
        Gross profit                                 69         70
        Operating expenses:
         Sales and marketing                         80        395
         Research and development                    25         86
         General and administrative                  14         41
         Equity-based compensation                   24        224
             Total operating expenses               143        746
        Operating loss                              (74)      (676)
        Interest and other income, net                2          8
        Net loss                                    (72)%     (667)%

Net revenues. Net revenues increased $12.6 million to $14.8 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000. This increase was primarily due to growth in our direct subscribing customer base and increased usage by existing customers.

Cost of Revenues. Our cost of revenues consists of costs related to user set-up, network operations and technical support and training activities, including Internet communication access costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased $3.9 million to $4.6 million for the three months ended March 31, 2001 from $0.7 million for the three months ended March 31, 2000. The increase in dollars and as a percent of revenue was primarily due to increases in the costs for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.


Sales and Marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $3.1 million to $11.8 million for the three months ended March 31, 2001 from $8.7 million for the three months ended March 31, 2000. The increase was primarily due to the hiring of additional sales personnel in connection with the building of our sales force, higher sales commissions associated with increased sales volume. This increase was partially offset by reduced spending on marketing campaigns focused on building brand awareness. We anticipate that sales and marketing expense will not differ significantly in absolute dollars in 2001 relative to 2000. We anticipate that increased costs associated with increases in our sales force will be offset by decreases in marketing related spending.

Research and Development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting services. Research and development expense increased $1.8 million to $3.7 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. The increase was primarily related to consulting fees and personnel related expenses resulting from an increase in headcount. We anticipate that research and development expense will increase in absolute dollars in 2001 relative to 2000 as we continue to expand our service offerings and service functionalities.

General and Administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt and professional expenses, such as legal and accounting. General and administrative expense increased $1.2 million to $2.1 million for the three months ended March 31, 2001 from $0.9 million for the three months ended March 31, 2000. The increase was primarily due to professional fees, personnel and payroll related expenses. We anticipate that general and administrative expense will increase in absolute dollars in 2001 relative to 2000.

Bad debt expense increased $0.3 million to $0.5 million in the three months ended March 31, 2001 from $0.2 million in the three months ended March 31, 2000. This increase was due to the increase in accounts receivable.

Equity-Based Compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the deemed fair value of common stock at the time of those grants . Equity-based compensation expense decreased $1.4 million to $3.5 million for the three months ended March 31, 2001 from $4.9 million for the three months ended March 31, 2000. The decrease was due to lower expenses recorded on non-employee option grants. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly.


Interest and Other Income, Net. Interest and other income, net is comprised of net investment income net of interest and other expenses. Other income, net increased $0.1 million to $0.3 million for the three months ended March 31, 2001 from $0.2 million for the three months ended March 31, 2000. The increase was related to interest earned on a higher average cash balance for three months ended March 31, 2001 as compared to March 31, 2000.

Income Taxes. Because we incurred net operating losses in the three months ended March 31, 2001 and 2000, we paid no federal, state and foreign income taxes in those periods nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is more likely than not that such benefits will not be utilized.

Net Loss. As a result of the foregoing, net loss decreased to $10.7 million in the three months ended March 31, 2001 as compared to $14.8 million in the three months ended March 31, 2000. We anticipate that net losses will continue at least in 2001.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in proceeds to the Company, after offering expenses of $50.7 million.

As of March 31, 2001, cash and cash equivalents were $23.5 million, a decrease of $4.7 million compared with cash and cash equivalents of $28.2 million as of December 31, 2000.

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2001, as compared to $7.3 million for the three months ended March 31, 2000. Cash used in operating activities were primarily due to net operating losses, increases in accounts receivable and decreases in accounts payable and deferred revenue. The sources of cash were primarily decreases in prepaid expenses and other current assets and increases in accrued liabilities.

Net cash used in investing activities was $4.0 million for the three months ended March 31, 2001, as compared to $2.6 million for the three months ended March 31, 2000. Net cash used by investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center from which we operate our Internet communications platform.

Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2001, as compared to $31.5 million for the three months ended March 31, 2000, and was primarily from a loan and security agreement, we entered into in March 2001, that allows us to borrow up to $7.5 million or 80% of eligible accounts receivable as defined in the agreement. As of March 31, 2001, available borrowings under the agreement totaled $1.6 million.

We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.
                                       16
As of March 31, 2001, our material purchase commitments, including equipment purchases, construction of leasehold improvements at new leased facilities, sales and marketing expenses, including advertising, totaled $7.4 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $25.0 million.

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

We incurred net losses in 1999, 2000 and the three months ended March 31, 2001 and expect continuing losses at least through 2001.

As of March 31, 2001, we had an accumulated deficit of approximately $108.2 million. We incurred net losses of approximately $10.7 million for the three months ended March 31, 2001 and $80.4 million for the year ended December 31, 2000. Our net losses were approximately 72% of revenue for the three months ended March 31, 2001. We expect to continue to incur net losses at least through 2001. If we do not achieve our plans for profitability, we may not be able to increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

Our customers do not have long-term obligations to purchase services from us. In 1999, our subscription agreements generally had an initial term of 12 months. Beginning in 2000, most of our subscription agreements had an initial term of three months. Our contracts can be terminated at any time after their initial term. Over 95% of our customers have agreements with initial terms of three to 12 months. Since we began selling our services, approximately 6% of our customers have cancelled their agreements. In the first quarter of 2001, over 98% of the contracts entered into the previous quarter were renewed. Our customers may choose not to continue to use our services, and we may not obtain a sufficient number of additional customers to compensate for any customers we may lose. The failure of existing customers to continue to use our services or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 90% of our revenue from direct sales to customers to meeting-enable their websites. We have entered into distribution agreements with over 190 distribution partners. For the three months ended March 31, 2001, we have generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The payments received from our distribution partners have mostly been recorded as deferred revenue because we defer revenue related to payments for initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also generally do not record commitment fees as revenue until the commitment fee is fully earned and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. Our distribution agreements are typically for one-year terms and are automatically renewed unless either party terminates the agreement by written notice. Under these agreements, we host and maintain a co-branded site offering the services and the distribution partner provides a link to the co-branded site from its website. Under these agreements, when WebEx collects from the end user customers, WebEx pays a percentage of the proceeds generated from the distribution partner's sale of WebEx services to the distribution partner and the remainder is retained by WebEx. When the distribution partner purchases and resells the services, the distribution partner receives a discount off of WebEx's standard end user prices. The revenue sharing and discount terms of these agreements vary depending on the individual distribution partner's business. The amount of revenue we receive depends on the minimum amount of services they commit to resell and the volume of business generated under the agreement. Under our standard distribution agreement, distribution partners are required to make minimum resell commitments based on either a minimum number of concurrent user subscriptions per month or a minimum dollar commitment. Under these agreements, our distribution partners are obligated to offer our services with WebEx branding during the term of the agreement. Some of our distribution partners can add our pay-per-use meeting services to their existing websites. The pay-per-use service provides unlimited access to our services to be paid on a per use basis without the need for signing a subscription agreement. The end-user generally pays for this service through use of a credit card. The credit card information is entered as part of the on-line registration process for using the service. If an end-user uses our services through a distribution partner's website, we pay the partner a percentage of the revenue collected. For pay per use services, we usually collect fees from the end-users and pay a percentage of the fees collected to the distribution partner. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate any significant revenue.

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

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 90% of our revenue for the three months ended March 31, 2001. We anticipate that revenue from our WebEx Meeting Center service will continue to constitute substantially all of our revenue for the foreseeable future. Any decline in the demand for our WebEx Meeting Center service, or its failure to achieve broad market acceptance, would seriously harm our business.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the first quarter of 2001 our peak usage has been running at 50% or less of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance issues when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers, be unable to attract new customers and our operating results could suffer.

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

As of March 31, 2001 we had approximately $12.8 million in deferred equity-based compensation. This expense will generally be amortized over a three year period and will result in a decrease in earnings. Cumulative amounts of deferred equity-based compensation expensed through March 31, 2000 and through March 31, 2001 were $7.0 million and $33.2 million, respectively. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In fiscal 1999 and fiscal 2000, we granted stock options at exercise prices significantly lower than the anticipated offering price, which has contributed to our equity-based compensation expenses.

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

We are currently experiencing a period of rapid expansion in our personnel, facilities, and infrastructure that has been placing a significant strain on our resources. For example, our headcount increased from 208 employees at March 31, 2000 to 451 at March 31, 2001, and, although we may not experience in the near future a hiring rate as high as that experienced during the last 12 months, we expect some increase in our headcount over the next several months. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

If we lose the services of Subrah S. Iyar, our Chief Executive Officer, or Min Zhu, our President and Chief Technical Officer, our business may be harmed.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. We hired over 325 people during the last 12 months and, although we may not experience in the near future a hiring rate as high as that experienced during the last 12 months, we expect to increase our headcount over the next several months. We have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Our inability to hire, integrate and retain qualified personnel in sufficient numbers could reduce the quality of our services. If we fail to retain and recruit necessary sales, marketing or other personnel, our ability to develop new services and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

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


                                       24
We face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted through our web-based communications services. Any imposition of liability could harm our reputation and our business and operating results, or could result in the imposition of criminal penalties.

Our success depends upon the patent protection of our software and technology.

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer and 19 patent applications pending in the United States and we may seek additional patents in the future. These patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, Meeting Center, WebEx Meeting Center, WebEx.com, Meeting-Enable Your Web Site and We've Got To Start Meeting Like This. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

- third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;
- laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;
- effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
- other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and
- policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

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

We may acquire or invest in complementary businesses, technologies or services. We invested one million dollars in Tonbu, Inc., a distribution partner, in January 2001. The future value of this investment is uncertain and could result in a write-off of all or part of the investment. As of March 31, 2001 we had no other specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We have recently begun selling our services outside the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates. To date, we have not used derivative instruments to manage foreign currency risks.

Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments such as money market funds with maturities of less than three months at date of purchase. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

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

Of the $56.4 million in aggregate gross proceeds raised by us in the ffering, as of March 31, 2001:

- approximately $3.9 million was paid to the underwriters in connection with the underwriting discount;

- approximately $1.7 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees;

-  approximately $8 million was used for capital expenditures; and

-  the remainder of the funds were used to fund operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number          Description
----------      -----------
3.1*            Amended and Restated Certificate of Incorporation
3.2**           Amended and Restated Bylaws
4.1*            Form of Common Stock Certificate
__________

* Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.
** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

(b)  Reports on Form 8-K:

On March 12, 2001, WebEx filed a Form 8-K disclosing under Item 5 that Registrant's 2001 Annual Meeting will be held on May 15, 2001 and specifying the deadlines for filing proposals for such meeting.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEBEX COMMUNICATIONS, INC.

Date:  May 14, 2001                            By:/s/ CRAIG KLOSTERMAN
                                               --------------------------
                                               Craig Klosterman
                                               Chief Financial Officer
                                               (Duly Authorized Officer,
                                               Principal Financial and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number          Description
----------      -----------
3.1*            Amended and Restated Certificate of Incorporation
3.2**           Amended and Restated Bylaws
4.1*            Form of Common Stock Certificate
__________

* Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.
** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.