Form 10-Q
period 2001-06-30
WEBEX COMMUNICATIONS INC
filed 2001-07-31
CIK 1109935

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                          ___________________
                              FORM 10-Q
                          ___________________
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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

On June 30, 2001, 39,345,189 shares of Registrant's Common Stock, $0.001 par value were outstanding.










                      WEBEX COMMUNICATIONS, INC.
            QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                            JUNE 30, 2001

                         TABLE OF CONTENTS


                                                              Page
                                                               No.

PART I. FINANCIAL INFORMATION                                   3

Item 1.  Financial Statements                                   3

Unaudited Condensed Consolidated Balance Sheets at
June 30, 2001 and December 31, 2000                             3

Unaudited Condensed Consolidated Statements of Operations for
the three months and six months ended June 30, 2001 and 2000    4

Unaudited Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 2001 and 2000                     5

Notes to Unaudited Condensed Consolidated Financial Statements  6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                    20

PART II. OTHER INFORMATION                                     21

Item 2.  Changes in Securities and Use of Proceeds             21

Item 4.  Submission of Matters to a Vote of Security Holders   21

Item 6.  Exhibits and Reports on Form 8-K                      21

Signatures                                                     22

Exhibit Index                                                  23



                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                ASSETS



                                          June 30,   December 31,
2001 2000
                                          --------   -----------


Current assets:
  Cash and cash equivalents               $ 27,577     $ 28,214
  Short-term investments                     9,869           --
  Accounts receivable, net                  15,391        9,596
  Prepaid expenses and other
   current assets                            1,244        3,332
                                          --------   -----------
     Total current assets                   54,081       41,142

Property and equipment, net                 24,166       20,502

Due from related party                       2,400        3,600
Other non-current assets                     3,171        3,299
                                          --------   -----------
     Total assets                         $ 83,818     $ 68,543
                                          ========   ===========

             LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $  7,618     $ 10,052
  Accrued liabilities                        6,013        4,095
  Deferred revenue                           6,518        6,733
  Current portion of capital
   lease obligation                          1,190          888
  Current portion of long-term debt          2,062           --
                                          --------   -----------
     Total current liabilities              23,401       21,768
Capital lease obligation less
 current portion                               793        1,269
Long-term debt less current portion          3,438           --
                                          --------   -----------
     Total liabilities                      27,632       23,037
                                          --------   -----------
Stockholders' equity:
  Common stock                                  39           37
  Additional paid-in capital               183,426      160,191
  Notes receivable from stockholder            (45)         (45)
  Deferred equity-based compensation        (9,795)     (17,181)
  Accumulated deficit                     (117,465)     (97,488)
  Accumulated other comprehensive
   income (loss)                                26           (8)
                                          --------   -----------
     Total stockholders' equity             56,186       45,506
                                          --------   -----------
     Total liabilities and
      stockholders' equity                $ 83,818     $ 68,543
                                          ========   ===========

        See accompanying notes to unaudited condensed consolidated financial statements.


                     WEBEX COMMUNICATIONS, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data)


                           Three Months Ended   Six Months Ended
                           ------------------  ------------------
                           June 30,  June 30,  June 30,  June 30,
                             2001      2000      2001      2000
                           --------  --------  --------  --------
Net revenues                $18,430   $ 4,536   $33,191   $ 6,747
Cost of revenues              5,342     1,769     9,961     2,427
                           --------  --------  --------  --------
  Gross profit               13,088     2,767    23,230     4,320
                           --------  --------  --------  --------
Operating expenses:
  Sales and marketing        12,053    12,698    23,859    21,434
  Research and
   Development                3,649     2,548     7,375     4,443
  General and
   Administrative             2,669     1,790     4,755     2,703
  Equity-based
   compensation*              4,227     6,431     7,749    11,376
                           --------  --------  --------  --------
     Total operating
      Expenses               22,598    23,467    43,738    39,956
                           --------  --------  --------  --------
    Operating loss           (9,510)  (20,700)  (20,508)  (35,636)
Interest and other
 income, net                    232       357       531       537
                           --------  --------  --------  --------
Net loss                    ($9,278) ($20,343) ($19,977) ($35,099)
                           ========  ========  ========  ========

Net loss per share,
basic and diluted          $  (0.26) $  (1.60) $  (0.54) $  (2.88)
                           ========  ========  ========  ========
Shares used to compute
basic and diluted net
loss per share               35,859    12,736    34,965    12,207
                           ========  ========  ========  ========

*Equity-based
  compensation:
   Sales and marketing      $ 2,321   $ 2,435   $ 4,480   $ 4,039
   Research and development     678     1,572     1,168     2,831
   General and administrative 1,228     2,424     2,101     4,506
                           --------  --------  --------  --------
                            $ 4,227   $ 6,431   $ 7,749   $11,376

    See accompanying notes to unaudited condensed consolidated financial statements.




                WEBEX COMMUNICATIONS, INC.

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands)


                                            Six Months Ended
                                            -----------------
                                            June 30,  June 30,
                                              2001      2000
                                            --------  --------
Cash flows from operating activities:
 Net loss                                   $(19,977) $(35,099)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Provisions for doubtful accounts and
    sales allowances                           1,281       270
   Depreciation and amortization               4,011       975
   Equity-based compensation                   7,749    11,376
   Other                                          34        --
   Changes in operating assets and
    liabilities:
     Accounts receivable                      (7,076)   (1,822)
     Prepaid expenses and other
      current assets                           2,088    (1,534)
     Other non-current assets                   (130)      (44)
     Accounts payable                         (2,434)    6,503
     Accrued liabilities                       1,918     1,330
     Deferred revenue                           (215)    1,443
                                            --------  --------
      Net cash used in operating activities  (12,751)  (16,602)
                                            --------  --------
Cash flows from investing activities:
  Loan to related party                        1,200    (3,600)
  Purchase of short-term investments          (9,869)       --
  Purchases of property and equipment         (7,157)   (6,617)
                                            --------  --------
      Net cash used in investing activities  (15,826)  (10,217)

Cash flows from financing activities:
  Net proceeds from issuances of
   common stock                               22,897     3,837
  Repurchase of restricted stock                 (23)     (156)
  Net proceeds from issuances of
   preferred stock                                --    27,969
  Principal payments on capital lease           (434)       --
  Borrowings under debt agreement              5,500        --
                                            --------  --------
      Net cash provided by financing
       Activities                             27,940    31,650
                                            --------  --------
Net change in cash and cash equivalents         (637)    4,831
Cash and cash equivalents at beginning
 of the period                                28,214    13,621
                                            --------  --------
Cash and cash equivalents at end of
 the period                                 $ 27,577  $ 18,452
                                            ========  ========
Supplemental disclosures of non-cash investing and
financing activities:
  Deferred equity-based compensation        $     --  $ 39,583
                                            ========  ========
  Reduction in equity-based compensation
   due to forfeitures of stock options      $    543  $     --
                                            ========  ========
  Acquisition of property and equipment
   under capital leases	                    $    260  $     --
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

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other future period, and the Company makes no representations related thereto.

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

The Company also enters into reseller agreements with distribution partners. Revenue under these arrangements are derived from hosted services provided to end users and are recognized over the service period, provided that, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. In cases where WebEx contracts directly with the end-user, revenues are recognized at the gross amount with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenues are recognized at the net amount earned from the distribution partner.

WebEx has sold a limited number of perpetual software licenses for software delivered to customers. WebEx recognizes revenue on software products delivered to customers in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. No new arrangements under the scope of SOP 97-2 occurred during the six months ended June 30, 2001.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2001 and 2000 because their effect would have been antidilutive:

                                                       As of
                                                      June 30,
                                              ----------------------
                                                2001         2000
                                              ---------   ----------
Shares issuable under stock options	          5,924,935    4,023,383
Shares of restricted common stock subject
 to repurchase	                            4,087,529    3,815,038
Shares issuable pursuant to warrants            339,916      339,916
Shares of convertible preferred stock on
 an "as-if" converted basis                          --   15,917,627

The weighted-average exercise price of stock options outstanding as of June 30, 2001 was $10.72 and as of June 30, 2000 was $4.70. The weighted-average exercise price of warrants outstanding as of June 30, 2001 and 2000 was $12.50. The weighted-average repurchase price of restricted common shares outstanding as of June 30, 2001 and June 30, 2000 was $0.81 and $0.85, respectively.

4. Distribution Partner Agreement

In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. These warrants to purchase preferred stock were converted into warrants to purchase common stock as a result of the initial public offering. Under the agreement, the distribution partner was required to include and promote WebEx services as part of its portal services. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred equity-based compensation and is being amortized over the one year term beginning on the effective launch date of the portal arrangement. The unamortized value of these warrants was $167 and $1,028 at June 30, 2001 and December 31, 2000, respectively. The warrants have not been exercised and expire on March 29, 2002.

In addition to the warrants, the agreement provided for payments to the distribution partner for initial set-up fees, achievement of customer milestones at defined dates, and a minimum level of advertising services. Included in prepaid expenses is the unamortized portion of a $1,000 payment of the set-up fees paid by WebEx for the portal arrangement. These fees are being amortized over a one year term beginning on the effective launch date of the portal arrangement. Unamortized set-up fees were $93 and $589 at June 30, 2001 and December 31, 2000, respectively.

On March 22, 2001, WebEx entered into a new agreement with this distribution partner that effectively terminated the original distribution, advertising and promotion agreement. Under the terms of the new agreement all previously existing obligations of both parties are considered fulfilled. In addition, WebEx agreed to pay $1,667 in consideration for advertising and promotions to be provided by the distribution partner through March 2002. As of June 30, 2001, $1,167 of this remained outstanding, payments are due as follows; $250 in each of July and October 2001 and $667 in January 2002. Concurrent with this agreement WebEx entered into a referral agreement with this distribution partner whereby the distribution partner agreed to refer customers to WebEx on an exclusive basis in exchange for a share of the revenue generated from these customers. As of the termination date of the original agreement, the Company had a remaining obligation to pay the distribution partner $1,667 for the first milestone payment and unpaid advertising commitments. The distribution partner had an obligation to provide $1,327 in additional advertising services. The termination agreement results in all previously existing obligations being considered fulfilled and resulted in a net gain to WebEx of $340. This gain has been treated as a discount on future advertising services and is being amortized as a reduction of advertising expense as advertising is purchased under the new agreement. Since the termination date, WebEx has amortized $102 of this gain based on advertising services received and recorded net advertising expense of $398. The deferred set-up fee and the fair value of the warrant recorded in connection with the original agreement will continue to be amortized over their original estimated life since the companies will continue their revenue sharing activities.

5. Loan and Security Agreement

On March 29, 2001 WebEx entered into a Loan and Security Agreement with a bank that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable as defined in the agreement. As of June 30, 2001, available borrowings under the agreement totaled $2,000. Under the terms of the agreement, WebEx may borrow up to $2,000 on a revolving credit line that bears interest at 1.5% above the prime rate and matures on April 30, 2002, and up to $5,500 on term advances that bear interest at 1.75% above the prime rate and mature on September 30, 2003. The interest rates will be reduced by 0.5% after a profitability date, defined in the agreement as the date WebEx achieves a quarterly profit before deduction of equity-based compensation charges. Amounts borrowed under the revolving credit line may be repaid and reborrowed at any time prior to the maturity date. Term advances may be drawn through June 30, 2001, and require only payments of interest through September 1, 2001, after which all outstanding principal and interest will be payable in equal monthly installments until the maturity date. On March 30, 2001, WebEx borrowed $5,500 under term advances. The Loan and Security Agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenues. As of June 30, 2001, the Company was in compliance with these covenants.


6. Related Party Transactions

WebEx has contracts for engineering services with two companies in China owned by the spouse of one of our founding officers, who is also a major stockholder. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expenses incurred for engineering services provided by these companies for the three months ended June 30, 2001 and 2000 were $650 and $539 and for the six months ended June 30, 2001 and 2000 were $1,220 and $964, respectively and have been included in research and development expense. As of June 30, 2001, total amounts due to the two companies in China were $900.

Due from related party at June 30, 2001 and December 31, 2000 represents a note receivable from the CEO of the Company. The decrease of $1,200 was the result of a principal payment made on June 28, 2001. The remaining principal and interest is due on April 10, 2002.

7. Commitments

At June 30, 2001, WebEx has material purchase commitments totaling approximately $8.5 million for equipment purchases and the construction of leasehold improvements at new leased facilities.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $23.9 million.

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

WebEx's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, WebEx has determined that it operates in a single operating segment, specifically, web communication services. For the periods ended June 30, 2001 and 2000, all material assets and revenues of WebEx were in the United States.

9. Private Placement

In June 2001, WebEx completed the sale of 2 million shares of unregistered common stock to a group of private investors. Net proceeds from the sale were $20.5 million.

10. Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board approved the issuance in July 2001 of SFAS No. 141, "Business Combinations" and
SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will provide guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 will provide guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. WebEx expects to adopt this statement at the beginning of Fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows and expenses, the adequacy of capital resources and growth in business and operations, the ability to decrease marketing related spending, anticipated research and development expense, our ability to approach positive cash flow from operations by the end of 2001, our ability and projections to become profitable, our ability to reduce spending levels, and the sufficiency of our cash reserves to meet our capital requirements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the strength of competitive offerings and the prices being charged by those competitors, and the impact of California's energy problems. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

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

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.

                                   Three Months     Six Months
                                     June 30,         June 30,
                                   --------------  --------------
                                    2001    2000    2001    2000
                                   ------  ------  ------  ------
    Net revenues                     100%    100%    100%    100%
    Cost of revenues                  29      39      30      36
                                   ------  ------  ------  ------
    Gross profit                      71      61      70      64
    Operating expenses:
    Sales and marketing               65     280      72     318
    Research and development          20      56      22      66
    General and administrative        14      39      15      40
    Equity-based compensation         23     142      23     168
                                   ------  ------  ------  ------
      Total operating expenses       123     517     132     592
                                   ------  ------  ------  ------
    Operating loss                   (51)   (456)    (62)   (528)
    Interest and other income, net     1       8       2       8
                                   ------  ------  ------  ------
    Net loss                         (50)%  (448)%   (60)%  (520)%
                                   ======  ======  ======  ======

Net revenues. Net revenues increased $13.9 million to $18.4 million for the three months ended June 30, 2001 from $4.5 million for the three months ended June 30, 2000. Net revenues increased $26.4 million to $33.2 million for the six months ended June 30, 2001 from $6.7 million for the six months ended June 30, 2000. This increase was primarily due to growth in our direct subscribing customer base and increased usage by existing customers.

Cost of Revenues. Our cost of revenues consists of costs related to user set-up, network operations and technical support and training activities, including Internet communication access costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased $3.6 million to $5.3 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. Cost of revenue increased $7.6 million to $10.0 million for the six months ended June 30, 2001 from $2.4 million for the six months ended June 30, 2000. The increase in dollars was primarily due to increases in the costs for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

Sales and Marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense decreased $0.6 million to $12.1 million for the three months ended June 30, 2001 from $12.7 million for the three months ended June 30, 2000. Sales and marketing expense increased $2.5 million to $23.9 million for the six months ended June 30, 2001 from $21.4 million for the six months ended June 30, 2000. The decrease for the three months ended June 30, 2001 was the result of decreased spending on marketing related programs. The increase for the six months ended June 30, 2001 was primarily due to the hiring of additional sales personnel in connection with the building of our sales force and higher sales commissions associated with increased sales volume.
This increase was partially offset by reduced spending on marketing campaigns.

Research and Development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and engineering services. Research and development expense increased $1.1 million to $3.6 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000. Research and development expense increased $2.9 million to $7.4 million for the six months ended June 30, 2001 from $4.4 million for the six months ended June 30, 2000. The increase was primarily related to consulting fees and personnel related expenses resulting from an increase in headcount.

General and Administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $0.9 million to $2.7 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. General and administrative expense increased $2.1 million to $4.8 million for the six months ended June 30, 2001 from $2.7 million for the six months ended June 30, 2000. The increase was primarily due to professional fees, personnel and bad debt expenses.

Bad debt expense increased $0.5 million to $0.8 million in the three months ended June 30, 2001 from $0.3 million in the three months ended June 30, 2000. Bad debt expense increased $0.9 million to $1.3 million in the six months ended June 30, 2001 from $0.4 million in the six months ended June 30, 2000. This increase was due to the increase in accounts receivable.

Equity-Based Compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the deemed fair value of common stock at the time of those grants. Equity-based compensation expense decreased $2.2 million to $4.2 million for the three months ended June 30, 2001 from $6.4 million for the three months ended June 30, 2000. Equity-based compensation expense decreased $3.7 million to $7.7 million for the six months ended June 30, 2001 from $11.4 million for the six months ended June 30, 2000. The decrease was due to lower expenses recorded on employee and non-employee option grants due to the vesting of options granted and forfeitures related to terminated employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly.

Interest and Other Income, Net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net decreased $0.2 million to $0.2 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000. Interest and other income, net was unchanged at $0.5 million for the six months ended June 30, 2001 and June 30, 2000. The decrease for the three months ended June 30, 2001 was related to interest expense incurred on the Loan and Security agreement of $0.1 million and less interest earned as a result of a lower average cash balance for three months ended June 30, 2001, as compared to June 30, 2000.

Income Taxes. Because we incurred net operating losses in the three months ended June 30, 2001 and 2000, we paid no federal, state and foreign income taxes in those periods. Nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is more likely than not that such benefits will not be utilized.

Net Loss. As a result of the foregoing, net loss decreased to $9.3 million in the three months ended June 30, 2001 as compared to $20.3 million in the three months ended June 30, 2000. Net loss decreased to $20.0 million in the six months ended June 30, 2001 as compared to $35.1 million in the six months ended June 30, 2000.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in proceeds to the Company, after offering expenses of $50.7 million.

As of June 30, 2001, cash and cash equivalents and short-term investments were $37.4 million, an increase of $9.2 million compared with cash and cash equivalents of $28.2 million as of December 31, 2000. Cash and cash equivalents and short-term investments include the proceeds of $20.5 million from our private placement of 2 million shares of unregistered common stock in May and June 2001.

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2001, as compared to $16.6 million for the six months ended June 30, 2000. Cash used in operating activities was primarily due to net operating losses, increases in accounts receivable and decreases in accounts payable. The sources of cash were primarily from decreases in prepaid expenses and other current assets, and increases in accrued liabilities.

Net cash used in investing activities was $15.8 million for the six months ended June 30, 2001, as compared to $10.2 million for the six months ended June 30, 2000. Net cash used by investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center from which we operate our Internet communications platform, and purchases of short-term investments. This was offset by the partial repayment of principal on a loan to a related party.

Net cash provided by financing activities was $27.9 million for the six months ended June 30, 2001, as compared to $31.7 million for the six months ended June 30, 2000, and was primarily from the private placement of 2 million shares of unregistered common stock in May and June 2001, and borrowings under a loan and security agreement, we entered into in March 2001, that allows us to borrow up to $7.5 million or 80% of eligible accounts receivable as defined in the agreement. As of June 30, 2001, additional available borrowings under the agreement totaled $2.0 million.

We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

As of June 30, 2001, our material purchase commitments, including equipment purchases and construction of leasehold improvements at new leased facilities totaled $8.5 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $23.9 million.

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

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

We incurred net losses in 1999, 2000 and the six months ended June 30, 2001 and expect continuing losses at least through 2001.

As of June 30, 2001, we had an accumulated deficit of approximately $117.5 million. We incurred net losses of approximately $20.0 million for the six months ended June 30, 2001 and $80.4 million for the year ended December 31, 2000. Our net losses were approximately 60% of revenue for the six months ended June 30, 2001. We expect to continue to incur net losses at least through 2001. If we do not achieve our plans for profitability, we may not be able to increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

Our customers do not have long-term obligations to purchase services from us. In 1999, our subscription agreements generally had an initial term of 12 months. Beginning in 2000, most of our subscription agreements had an initial term of three months. Our contracts can be terminated at any time after their initial term. Over 95% of our customers have agreements with initial terms of three to 12 months. In the second quarter of 2001, over 98% of the contracts entered into the previous quarter were renewed. Our customers may choose not to continue to use our services, and we may not obtain a sufficient number of additional customers to compensate for any customers we may lose. The failure of existing customers to continue to use our services or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 89% of our revenue from direct sales to customers. We have entered into distribution agreements with over 195 distribution partners. For the six months ended June 30, 2001, we have generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The payments received from our distribution partners have mostly been recorded as deferred revenue because we defer revenue related to payments for initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also generally do not record commitment fees as revenue until the commitment fee is fully earned and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. Our distribution agreements are typically for one-year terms and are automatically renewed unless either party terminates the agreement by written notice. Under these agreements, we host and maintain a co-branded site offering the services and the distribution partner provides a link to the co-branded site from its website. Under these agreements, when WebEx collects from the end user customers, WebEx pays a percentage of the proceeds generated from the distribution partner's sale of WebEx services to the distribution partner and the remainder is retained by WebEx. When the distribution partner purchases and resells the services, the distribution partner receives a discount off of WebEx's standard end user prices. The revenue sharing and discount terms of these agreements vary depending on the individual distribution partner's business. The amount of revenue we receive depends on the minimum amount of services they commit to resell and the volume of business generated under the agreement. Under our standard distribution agreement, distribution partners are required to make minimum resell commitments based on either a minimum number of concurrent user subscriptions per month or a minimum dollar commitment. Under these agreements, our distribution partners are obligated to offer our services with WebEx branding during the term of the agreement. Some of our distribution partners can add our pay-per-use meeting services to their existing websites. The pay-per-use service provides unlimited access to our services to be paid on a per use basis without the need for signing a subscription agreement. The end-user generally pays for this service through use of a credit card. The credit card information is entered as part of the on-line registration process for using the service. If an end-user uses our services through a distribution partner's website, we pay the partner a percentage of the revenue collected. For pay per use services, we usually collect fees from the end-users and pay a percentage of the fees collected to the distribution partner. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate any significant revenue.

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

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 90% of our revenue for the six months ended June 30, 2001. We anticipate that revenue from our WebEx Meeting Center service will continue to constitute substantially all of our revenue for the foreseeable future. Any decline in the demand for our WebEx Meeting Center service, or its failure to achieve broad market acceptance, would seriously harm our business.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the first six months of 2001 our peak usage has been running at 50% or less of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance issues when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers, be unable to attract new customers and our operating results could suffer.

Our sales cycle makes it difficult to predict our quarterly operating results.

We sometimes have a long sales cycle because of the need to educate potential customers regarding the benefits of interactive communications services for websites. Our sales cycle varies depending on the size and type of customer contemplating a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their organization and may evaluate competing products and services prior to deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which use of our services may begin.

The existence of significant equity-based compensation will negatively impact earnings.

As of June 30, 2001 we had approximately $9.8 million in deferred equity-based compensation. This expense will generally be amortized over a three year period and will result in a decrease in earnings. Cumulative amounts of deferred equity-based compensation expensed through June 30, 2001 and through June 30, 2000 were $37.4 million and $11.4 million, respectively. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In fiscal 1999 and fiscal 2000, we granted stock options at exercise prices significantly lower than the anticipated offering price, which has contributed to our equity-based compensation expenses.

If our branding and marketing efforts are not successful, our business may be harmed.

We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our interactive communications services. Our marketing and advertising campaigns or branding efforts may not be successful or consumers may not find our marketing efforts compelling. If our marketing efforts are not successful, our business and operating results will be harmed.

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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our headcount increased from 293 employees at June 30, 2000 to 461 at June 30, 2001, and, although we may not experience in the near future a hiring rate as high as that experienced during the last 12 months, we expect some increase in our headcount over the next several months. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. We hired over 240 people during the last 12 months and, although we may not experience in the near future a hiring rate as high as that experienced during the last 12 months, we expect to increase our headcount over the next several months. We have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Our inability to hire, integrate and retain qualified personnel in sufficient numbers could reduce the quality of our services. If we fail to retain and recruit necessary sales, marketing or other personnel, our ability to develop new services and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include:
ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, Meeting Center, WebEx Meeting Center, WebEx.com, Meeting-Enable Your Web Site, We've Got To Start Meeting Like This and Powering Real Time Business Meetings. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,
- third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;
- laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;
- effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
- other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and
- policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Although we have not received notice of any alleged patent infringement, our services may infringe issued patents that may relate to our services. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed patent applications relating to our services. We have received notices alleging that we have infringed trademarks or related rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. We invested one million dollars in Tonbu, Inc., a distribution partner, in January 2001. The future value of this investment is uncertain and could result in a write-off of all or part of the investment. As of June 30, 2001 we had no other specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

We must compete successfully in the interactive communications services market.

The market for interactive communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our interactive communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Raindance , Lotus (SameTime), Microsoft (NetMeeting) and Placeware. We also face potential competition from a variety of enterprise software vendors, such as Microsoft, and from a variety of providers of infrastructure services for websites, such as Akamai, Inktomi, Infospace and Critical Path, any of which could choose to extend their products and services to include interactive communications.

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

Because our services are designed to work over the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems, for providing reliable Internet access and services. Because global commerce on the Web and the on-line exchange of information is new and evolving, we cannot predict whether the Web will continue to be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees.

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

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. PG&E has recently filed for protection under Cahpter 11 of the Bankruptcy Act. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer and communications hardware and network systems. Any such interruption in our ability to continue our operations could delay our ability to develop or provide our network and services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

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

Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments such as money market funds with maturities of less than three months at date of purchase, available for sale commercial paper and government agency securities with maturities of six months or less at date of purchase. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

(c) On May 24, 2001, WebEx entered into stock purchase agreements with several investors pursuant to which we issued and sold an aggregate of 2,000,000 shares of unregistered Common Stock for an aggregate purchase of $21,500,000. The net proceeds of the private placement, after expenses, were $20,509,894. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D under the Act, because the transaction did not involve a public offering and each of the investors represented that it was an "accredited investor" as such term is defined by the Securities Exchange Commission promulgated under the Act.


Item 4. Submission of matters to a vote of security holders

On May 15, 2001, we held our annual stockholders' meeting at our headquarters, 307 West Tasman Drive, San Jose, CA 95134. At such meeting, the following actions were voted upon:

(a) The following individuals were elected to the board of directors to serve a three year term expiring at WebEx's 2004 annual meeting of stockholders or until their respective successors have been elected and qualified:

                                The Votes for each     The Votes Withheld
Director                             Director          from each Director
-------------------------------------------------------------------------
Somshankar Das                      27,082,278              189,202
David Ure                           27,081,887              189,593

(b) To ratify the appointment of KPMG LLP as WebEx's independent public accountants for the period ending December 31, 2001:

Votes For                 Votes Against                   Abstain
-------------------------------------------------------------------------
27,017,762                   55,887                       197,831


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number      Description
-------   -------------------------------------------------------------
3.1*      Amended and Restated Certificate of Incorporation
3.2**     Amended and Restated Bylaws
4.1*      Form of Common Stock Certificate
------------
* Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.



(b)  Reports on Form 8-K:

On May 23, 2001, we filed a Form 8-K reporting, under item 5, the Company's announcement of the Company's issuance and sale of 2,000,000 shares of its Common Stock.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEBEX COMMUNICATIONS, INC.

Date:  July 30, 2001                     By:  /s/ Craig Klosterman
                                              ---------------------
                                              Craig Klosterman
                                              Chief Financial Officer
                                              (Duly Authorized Officer,
                                               Principal Financial and
                                               Principal Accounting Officer)


                         EXHIBIT INDEX

Exhibit
Number      Description
-------   -------------------------------------------------------------
3.1*      Amended and Restated Certificate of Incorporation
3.2**     Amended and Restated Bylaws
4.1*      Form of Common Stock Certificate
------------
* Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.