Form 10-Q
period 2001-09-30
WEBEX COMMUNICATIONS INC
filed 2001-11-14
CIK 1109935

-----------------------------------------------------------------------------
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        ----------------------------
                                 FORM 10-Q
                        ----------------------------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


On September 30, 2001, 39,329,275 shares of Registrant's Common Stock, $0.001 par value were outstanding.




                           WEBEX COMMUNICATIONS, INC.
              QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                              Page No.
                                                              --------
PART I. FINANCIAL INFORMATION                                      3

Item 1.  Financial Statements                                      3

         Unaudited Condensed Consolidated Balance Sheets
          at September 30, 2001 and December 31, 2000              3

         Unaudited Condensed Consolidated Statements of
          Operations for the three months and nine months ended
          September 30, 2001 and 2000                              4

         Unaudited Condensed Consolidated Statements of Cash
          Flows for the nine months ended September 30, 2001
          and 2000                                                 5

         Notes to Unaudited Condensed Consolidated Financial
          Statements                                               6
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                             20

PART II. OTHER INFORMATION                                        21

Item 5.  Other Information                                        21

Item 6.  Exhibits and Reports on Form 8-K                         21

Signatures                                                        22

Exhibit Index                                                     23































                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            WEBEX COMMUNICATIONS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                       ASSETS


                                                   September 30, December 31,
                                                        2001         2000

                                                  ------------- -------------
Current assets:
  Cash and cash equivalents                          $ 36,457     $ 28,214
  Accounts receivable, net of allowances of $5,339
   and $1,848, respectively                            18,119        9,596
  Prepaid expenses and other current assets             1,886        3,332
                                                  ------------- -------------
      Total current assets                             56,462       41,142
Property and equipment, net                            24,765       20,502

Due from related party                                  2,400        3,600
Other non-current assets                                2,337        3,299
                                                  ------------- -------------
      Total assets                                   $ 85,964     $ 68,543
                                                  ============= =============
                         LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  8,396     $ 10,052
  Accrued liabilities                                   8,474        4,095
  Deferred revenue                                      7,126        6,733
  Current portion of capital lease obligation           1,404          888
  Short-term debt                                       5,500           --
                                                  ------------- -------------
      Total current liabilities                        30,900       21,768
Capital lease obligation less current portion             631        1,269
                                                  ------------- -------------
      Total liabilities                                31,531       23,037
                                                  ------------- -------------

Stockholders' equity:
  Common stock                                             39           37
  Additional paid-in capital                          185,320      160,191
  Notes receivable from stockholder                       (45)         (45)
  Deferred equity-based compensation                   (7,312)     (17,181)
  Accumulated deficit                                (123,577)     (97,488)
  Accumulated other comprehensive income (loss)             8           (8)
                                                  ------------- -------------
      Total stockholders' equity                       54,433       45,506
                                                  ------------- -------------
      Total liabilities and stockholders' equity     $ 85,964     $ 68,543
                                                  ============= =============



























































































     See accompanying notes to unaudited condensed consolidated financial statements.


                        WEBEX COMMUNICATIONS, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                      Three Months Ended   Nine Months Ended
                                      ------------------  ------------------
                                      Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                        2001      2000      2001      2000
                                      --------  --------  --------  --------
Net revenues                          $ 22,134  $  7,465  $ 55,325  $ 14,213
Cost of revenues                         5,693     3,213    15,654     5,640
                                      --------  --------  --------  --------
  Gross profit                          16,441     4,252    39,671     8,573
                                      --------  --------  --------  --------
Operating expenses:
 Sales and marketing                    11,710	   15,491    35,569    36,925
 Research and development                4,218     3,439    11,593     7,882
 General and administrative              2,406     1,926     7,161     4,630
  Equity-based compensation*             3,704    11,624    11,453    23,000
                                      --------  --------  --------  --------
    Total operating expenses            22,038    32,480    65,776    72,437
                                      --------  --------  --------  --------
   Operating loss                       (5,597)  (28,228)  (26,105)  (63,864)
Interest and other income (expense), net  (515)      772        16     1,309
                                      --------  --------  --------  --------
Net loss                               ($6,112) ($27,456) ($26,089) ($62,555)
                                      ========  ========  ========  ========

Net loss per share, basic and diluted $  (0.16)  $ (1.01)  $ (0.73)  $ (3.62)
                                      ========  ========  ========  ========
Shares used to compute basic and
diluted net loss per share              37,588    27,233    35,848    17,262
                                      ========  ========  ========  ========

*Equity-based compensation:
  Sales and marketing                 $  1,595   $ 3,230   $ 6,076   $ 7,269
  Research and development               1,052     2,777     2,219     5,608
  General and administrative             1,057     5,617     3,158    10,123
                                      --------  --------  --------  --------
                                      $  3,704   $11,624   $11,453   $23,000
                                      ========  ========  ========  ========



















































































































     See accompanying notes to unaudited condensed consolidated financial statements.


                          WEBEX COMMUNICATIONS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Nine Months Ended
                                                      ----------------------
                                                       Sept 30,     Sept 30,
                                                         2001         2000
                                                      ----------  ----------
Cash flows from operating activities:
 Net loss                                              $(26,089)   $(62,555)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Provisions for doubtful accounts and sales
    Allowances                                            1,984       1,033
   Depreciation and amortization                          6,409       2,102
   Impairment of investments                                750          --
   Equity-based compensation                             11,453      23,000
   Changes in operating assets and liabilities:
    Accounts receivable                                 (10,507)     (5,833)
    Prepaid expenses and other current assets             1,446      (1,663)
    Other non-current assets                               (175)        111
    Accounts payable                                     (1,656)      1,785
    Accrued liabilities                                   4,379       2,371
    Deferred revenue                                        393       1,911
    Other                                                    16          --
                                                      ----------  ----------
     Net cash used in operating activities              (11,597)    (37,738)
                                                      ----------  ----------
Cash flows from investing activities:
 Change in loan to related party                          1,200      (3,600)
 Payments of security deposits                               --        (296)
 Purchase of short-term investments                      (9,869)         --
 Sales of short-term investments                          9,869          --
 Purchases of property and equipment                     (9,702)     (9,470)
                                                      ----------  ----------
     Net cash used in investing activities               (8,502)    (13,366)
                                                      ----------  ----------
Cash flows from financing activities:
 Net proceeds from initial public offering                   --      50,740
 Net proceeds from issuances of common stock             23,602       3,883
 Repurchase of restricted stock                             (55)       (169)
 Net proceeds from issuances of preferred stock              --      27,969
 Repayment of amounts due to related party                   --        (200)
 Principal payments on capital lease obligation            (705)         --
 Borrowings under debt agreement                         11,000          --
 Repayments under debt agreement                         (5,500)         --
                                                      ----------  ----------
     Net cash provided by financing activities           28,342      82,223
                                                      ----------  ----------
Net change in cash and cash equivalents                   8,243      31,119
Cash and cash equivalents at beginning of the period     28,214      13,621
                                                      ----------  ----------
Cash and cash equivalents at end of the period        $  36,457   $  44,740
                                                      ==========  ==========
Supplemental disclosures of non-cash investing and financing activities:
 Deferred equity-based compensation                   $      --   $  50,479
                                                      ==========  ==========
 Reduction in equity-based compensation due to
  forfeitures of stock options                        $     879   $      --
                                                      ==========  ==========
 Stockholder note received for issuance of stock      $      --   $      45
                                                      ==========  ==========
 Acquisition of property and equipment under
  capital leases                                      $     583   $   2,396
                                                      ==========  ==========










































































































































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

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other future period, and the Company makes no representations related thereto.

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

The Company also enters into reseller agreements with distribution partners. Revenue under these arrangements are derived from hosted services provided to end users and are recognized over the service period, provided that, evidence WEBEX COMMUNICATIONS, INC.

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

For the three months and the nine months ended September 30, 2001, WebEx recognized $230 of revenue related to equity consideration received from a distribution partner.

WebEx has sold a limited number of perpetual software licenses for software delivered to customers. WebEx recognizes revenue on software products delivered to customers in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. No new arrangements under the scope of SOP 97-2 occurred during the nine months ended September 30, 2001.

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

3. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method.




WEBEX COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2001 and 2000 because their effect would have been antidilutive:


                                                              As of
                                                           September 30,
                                                       --------------------
                                                         2001        2000
                                                       ---------  ---------
     Shares issuable under stock options               6,961,898  4,385,458
     Shares of restricted common stock subject
      to repurchase                                    1,663,051  3,862,809
     Shares issuable pursuant to warrants                339,915    339,915



















The weighted-average exercise price of stock options outstanding as of September 30, 2001 was $13.74 and as of September 30, 2000 was $7.27. The weighted-average exercise price of warrants outstanding as of September 30, 2001 and 2000 was $12.50. The weighted-average repurchase price of restricted common shares outstanding as of September 30, 2001 and September 30, 2000 was $0.86 and $0.83, respectively.

4. Distribution Partner Agreement

In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. These warrants to purchase preferred stock were converted into warrants to purchase common stock as a result of the initial public offering. Under the agreement, the distribution partner was required to include and promote WebEx services as part of its portal services. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred equity-based compensation and is being amortized over the one year term beginning on the effective launch date of the portal arrangement. The unamortized value of these warrants was $0 and $1,028 at September 30, 2001 and December 31, 2000, respectively. The warrants have not been exercised and expire on March 29, 2002.

In addition to the warrants, the agreement provided for payments to the distribution partner for initial set-up fees, achievement of customer milestones at defined dates, and a minimum level of advertising services. Included in prepaid expenses is the unamortized portion of a $1,000 payment of the set-up fees paid by WebEx for the portal arrangement. These fees are being amortized over a one year term beginning on the effective launch date of the portal arrangement. Unamortized set-up fees were $0 and $589 at September 30, 2001 and December 31, 2000, respectively.

On March 22, 2001, WebEx entered into a new agreement with this distribution partner that effectively terminated the original distribution, advertising and promotion agreement. Under the terms of the new agreement all previously WEBEX COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

existing obligations of both parties are considered fulfilled. In addition, WebEx agreed to pay $1,667 in consideration for advertising and promotions to be provided by the distribution partner through March 2002. As of September 30, 2001, $917 of this consideration remained outstanding, and payments are due as follows: $250 in October 2001 and $667 in January 2002. Concurrent with this agreement WebEx entered into a referral agreement with this distribution partner whereby the distribution partner agreed to refer customers to WebEx on an exclusive basis in exchange for a share of the revenue generated from these customers.
As of the termination date of the original agreement, the Company had a remaining obligation to pay the distribution partner $1,667 for the first milestone payment and unpaid advertising commitments. The distribution partner had an obligation to provide $1,327 in additional advertising services. The termination agreement results in all previously existing obligations being considered fulfilled and resulted in a net gain to WebEx of $340. This gain has been treated as a discount on future advertising services and is being amortized as a reduction of advertising expense as advertising is purchased under the new agreement. Since the termination date, WebEx has amortized $153 of this gain based on advertising services received and recorded net advertising expense of $597. The deferred set-up fee and the fair value of the warrant recorded in connection with the original agreement will continue to be amortized over their original estimated life since the companies will continue their revenue sharing activities.

5. Loan and Security Agreement

On March 29, 2001 WebEx entered into a Loan and Security Agreement with a bank that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable as defined in the agreement. Under this Agreement, WebEx could borrow up to $2,000 on a revolving credit line that bears interest at 1.5% above the prime rate and matures on April 30, 2002, and up to $5,500 on term advances that bear interest at 1.75% above the prime rate and mature on September 30, 2003. Under the terms of the agreement, the interest rates will be reduced by 0.5% after a profitability date, defined in the agreement as the date WebEx achieves a quarterly profit before deduction of equity-based compensation charges. Effective on September 6, 2001, WebEx amended the agreement with the lender and converted the entire $7,500 of borrowing authority to the revolving credit line. As of September 30, 2001, available borrowings under the agreement totaled $2,000. Amounts borrowed under the revolving credit line may be repaid and reborrowed at any time prior to the maturity date. The Loan and Security Agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenues. As of September 30, 2001, the Company was in compliance with these covenants.






WEBEX COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

6. Related Party Transactions

WebEx has contracts for engineering services with two companies in China owned by the spouse of one of its founding officers, who is also a major stockholder. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expenses incurred for engineering services provided by these companies for the three months ended September 30, 2001 and 2000 were $750 and $1,048 and for the nine months ended September 30, 2001 and 2000 were $2,150 and $2,012, respectively, and have been included in research and development expense. As of September 30, 2001, total amounts due to the two companies in China were $1,150.

Due from related party at September 30, 2001 and December 31, 2000 represents a note receivable from the CEO of the Company. The remaining principal and interest is due on April 10, 2002.

7. Commitments

At September 30, 2001, WebEx has material purchase commitments totaling approximately $6.0 million for equipment purchases and the construction of leasehold improvements at new leased facilities.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $22.8 million.

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

WebEx's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, WebEx has determined that it operates in a single operating segment, specifically, web communication services. For the periods ended September 30, 2001 and 2000, all material assets and revenues of WebEx were in the United States.






WEBEX COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

9. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. WebEx will adopt this statement at the beginning of Fiscal 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.


In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. WebEx will adopt SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). WebEx will adopt SFAS No. 144 on January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows and expenses, the adequacy of capital resources and growth in business and operations, our ability to meet our capital requirements, our ability to obtain additional financing, the ability to decrease marketing related spending, anticipated research and development expense, our ability to maintain positive cash flow from operations, our ability and projections to become profitable, our ability to reduce spending levels, and the sufficiency of our cash reserves to meet our capital requirements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the strength of competitive offerings and the prices being charged by those competitors, and the impact of California's energy problems. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released an interactive communications service built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Interactive Network. We currently provide the following four services: WebEx Meeting Center, WebEx Business Exchange, WebEx OnCall and WebEx OnStage.

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a subscription and pay per use basis directly to our customers and through our distribution partners to other end users. Revenue from subscription services consists of monthly usage fees, which are based upon a fixed number of concurrent ports, and initial set-up fees. Typically, our contracts are for an initial term of 90 days, and then automatically renew monthly unless terminated by either party.



Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.


                              Three Months Ended   Nine Months Ended
                                 September 30,	     September 30,
                              ------------------   ------------------
                                2001      2000       2001      2000
                              --------  --------   --------  --------
Net revenues                    100%      100%       100%       100%
Cost of revenues                 26        43         28         40
     Gross profit                74        57         72         60
Operating expenses:
 Sales and marketing             53       208         64        260
 Research and development        19        46         21         55
 General and administrative      11        26         13         33
 Equity-based compensation       17       156         21        162
     Total operating expenses   100       436        119        510
     Operating loss             (26)     (378)       (47)      (449)
Interest and other income
 (expense), net                  (2)       10          0          9
Net loss                        (28)%    (368)%      (47)%     (440)%





































































Net revenues. Net revenues increased $14.6 million to $22.1 million for the three months ended September 30, 2001 from $7.5 million for the three months ended September 30, 2000. Net revenues increased $41.1 million to $55.3 million for the nine months ended September 30, 2001 from $14.2 million for the nine months ended September 30, 2000. This increase was primarily due to growth in our direct subscribing customer base and increased usage by existing customers.

Cost of Revenues. Our cost of revenues consists of costs related to user set-up, network operations and technical support and training activities, including Internet and telephony communication access costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $2.5 million to $5.7 million for the three months ended September 30, 2001 from $3.2 million for the three months ended September 30, 2000. Cost of revenue increased $10.1 million to $15.7 million for the nine months ended September 30, 2001 from $5.6 million for the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001 was primarily due to increases in the costs for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

Sales and Marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense decreased $3.8 million to $11.7 million for the three months ended September 30, 2001 from $15.5 million for the three months ended September 30, 2000. Sales and marketing expense decreased $1.3 million to $35.6 million for the nine months ended September 30, 2001 from $36.9 million for the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 was the result of decreased spending on marketing related programs offset partially by increased spending on sales and support personnel and commission expenses associated with our increased sales volume.

Research and Development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and engineering services. Research and development expense increased $0.8 million to $4.2 million for the three months ended September 30, 2001 from $3.4 million for the three months ended September 30, 2000. Research and development expense increased $3.7 million to $11.6 million for the nine months ended September 30, 2001 from $7.9 million for the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001 was primarily related to personnel and equipment related expenses resulting from an increase in headcount.

General and Administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $0.5 million to $2.4 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. General and administrative expense increased $2.6 million to $7.2 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001 was primarily due to professional fees, personnel and bad debt expenses.

Bad debt expense increased $0.2 million to $0.7 million in the three months ended September 30, 2001 from $0.5 million in the three months ended September 30, 2000. Bad debt expense increased $1.1 million to $2.0 million in the nine months ended September 30, 2001 from $0.9 million in the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001 was due to the increase in accounts receivable which was the result of our increased revenue generated by our growing installed base of customers.

Equity-Based Compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the deemed fair value of common stock at the time of those grants. Equity-based compensation expense decreased $7.9 million to $3.7 million for the three months ended September 30, 2001 from $11.6 million for the three months ended September 30, 2000. Equity-based compensation expense decreased $11.5 million to $11.5 million for the nine months ended September 30, 2001 from $23.0 million for the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 was due to lower expenses recorded on employee and non-employee option grants due to the vesting of options granted and forfeitures related to terminated employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly.

Interest and Other Income (Expense), Net. Interest and other income (expense), net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income (expense), net decreased $1.3 million to ($0.5) million for the three months ended September 30, 2001 from $0.8 million for the three months ended September 30, 2000. Interest and other income (expense), net decreased $1.3 million to $0.0 million for the nine months ended September 30, 2001 from $1.3 million for the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 was primarily due to the recognition of an impairment loss of $750,000 on an investment in Tonbu, Inc., a privately-held distribution partner, and less interest earned due to a lower average cash balance. The impairment loss on the investment resulted from a determination that an other than temporary decline in its value occurred after the evaluation of several factors, including recent capital raising activities undertaken by Tonbu, Inc.

Income Taxes. Because we incurred net operating losses in the three months ended September 30, 2001 and 2000, we paid no federal, state and foreign income taxes in those periods. Nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is more likely than not that such benefits will not be utilized.

Net Loss. As a result of the foregoing, net loss decreased to $6.1 million in the three months ended September 30, 2001 as compared to $27.5 million in the three months ended September 30, 2000. Net loss decreased to $26.1 million in the nine months ended September 30, 2001 as compared to $62.6 million in the nine months ended September 30, 2000.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in net proceeds to the Company of $50.7 million. In May and June 2001, we concluded a private placement of 2 million shares of common stock resulting in net proceeds of $20.5 million.

As of September 30, 2001, cash and cash equivalents were $36.5 million, an increase of $8.3 million compared with cash and cash equivalents of $28.2 million as of December 31, 2000.

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2001, as compared to $37.7 million for the nine months ended September 30, 2000. Cash used in operating activities was primarily due to net operating losses, increases in accounts receivable and decreases in accounts payable offset by decreases in prepaid expenses and other current assets, and increases in accrued liabilities.

Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2001, as compared to $13.4 million for the nine months ended September 30, 2000. Net cash used by investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center from which we operate our Internet communications platform. This was offset by the partial repayment of principal on a loan to a related party.

Net cash provided by financing activities was $28.3 million for the nine months ended September 30, 2001, as compared to $82.2 million for the nine months ended September 30, 2000, and was primarily from the private placement of 2 million shares of common stock in May and June 2001, and borrowings under a loan and security agreement, we entered into in March 2001 and amended in September 2001, that allows us to borrow up to $7.5 million or 80% of eligible accounts receivable as defined in the agreement. As of September 30, 2001, additional available borrowings under the agreement totaled $2.0 million.

We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

As of September 30, 2001, our material purchase commitments, including equipment purchases and construction of leasehold improvements at new leased facilities totaled $6.0 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under all operating leases, amount to approximately $22.8 million.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We expect our cash flow to continue to improve and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

We incurred net losses in 1998, 1999, 2000 and the nine months ended September 30, 2001 and expect continuing losses at least through 2001.

As of September 30, 2001, we had an accumulated deficit of approximately $123.6 million. We incurred net losses of approximately $26.1 million for the nine months ended September 30, 2001 and $80.4 million for the year ended December 31, 2000. Our net losses were approximately 47% of revenue for the nine months ended September 30, 2001. We expect to continue to incur net losses at least through 2001. If we do not achieve our plans for profitability, we may not be able to increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements had an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on thirty days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to 12 months. In the third quarter of 2001, over 90% of the contracts entered into the previous quarter were renewed. We may terminate customers who have failed to pay for our services. Some customers may choose not to continue to use our services. We may not obtain a sufficient number of additional customers to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 90% of our revenue from direct sales to customers. We have entered into distribution agreements with over 198 distribution partners. For the nine months ended September 30, 2001, we have generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The payments received from our distribution partners have mostly been recorded as deferred revenue because we defer revenue related to payments for initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not record commitment fees as revenue until the commitment fee is fully earned and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate any significant revenue.

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

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 80% of our revenue for the nine months ended September 30, 2001. We anticipate that revenue from our WebEx Meeting Center service will continue to constitute the majority of our revenue for the foreseeable future. Any decline in the demand for our WebEx Meeting Center service, or its failure to achieve broad market acceptance, would seriously harm our business.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the first nine months of 2001, our average peak usage has been running at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance issues when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers, be unable to attract new customers and our operating results could suffer.

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

As of September 30, 2001 we had approximately $7.3 million in deferred equity-based compensation. This expense will generally be amortized over a three year period and will result in a decrease in earnings. Cumulative amounts of deferred equity-based compensation expensed through September 30, 2001 and through September 30, 2000 were $41.1million and $23.0 million, respectively. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the anticipated offering price, which has contributed to our equity-based compensation expenses.

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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our headcount increased from 362 employees at September 30, 2000 to 471 at September 30, 2001, and, although we may not experience in the near future a hiring rate as high as that experienced during the last 12 months, we expect some increase in our headcount over the next several months. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We hired over 200 people in the 12 months ending September 30, 2001, and, although we may not experience in the near future a hiring rate as high as that experienced during that time period, we expect to increase our headcount over the next several months. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired, in particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although the current economic conditions have made hiring of personnel easier, we do not know how long the current labor market conditions will last. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our services may be adversely affected. If we fail to retain and recruit necessary sales, marketing or other personnel, our ability to develop new services and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our services and could harm our business and reputation.

The success of our interactive communications services for websites depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our interactive communications services for websites or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels are not successful, our business would be adversely affected. In addition, business interruption insurance may not adequately compensate us for losses that may occur.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer and 20 patent applications pending in the United States and we may seek additional patents in the future. These patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We may acquire or invest in complementary businesses, technologies or services. We invested $1 million in Tonbu, Inc., a privately-held distribution partner, in January 2001. We wrote-off $750,000 of this investment in the three months ending September 30, 2001. The future value of this investment is uncertain and could result in further write-offs of all or part of the investment. As of September 30, 2001, we had no other specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, or incurrence of debt and contingent liabilities, any of which could harm our operating results.

We must compete successfully in the interactive communications services market.

The market for interactive communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our interactive communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Raindance, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. We also face potential competition from a variety of enterprise software vendors, such as Microsoft, and from a variety of providers of infrastructure services for websites, such as Akamai, Inktomi, Infospace and Critical Path, any of which could choose to extend their products and services to include interactive communications.

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

Many of our customers and distribution partners are high technology companies or in the Internet industry which may face financial problems in a slowing or down economy.

Economic growth has slowed significantly, and some analysts believe the United States economy will experience a recession. In addition, the recent terrorists attacks in the United States may further add to the decline in the United States economy. In particular, some of the companies that buy or resell or that are likely to buy or resell our services are high technology companies or are in the Internet industry which may face financial problems in a slowing or down economy. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply
electric power to our headquarters in Northern California.   PG&E has
recently filed for protection under Chapter 11 of the Bankruptcy Act. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer and communications hardware and network systems. Any such interruption in our ability to continue our operations could delay our ability to develop our network and provide our services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

Our stock price has been and will likely continue to be volatile, and you may be unable to resell your shares at or above the price you paid.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2001 and September 30, 2001, our stock price has traded as high as $27.45 on June 27, 2001 and as low as $5.875 on March 23, 2001. Our stock price could fluctuate significantly due to a number of factors, including:
- variations in our actual or anticipated operating results;
- sales of substantial amounts of our stock;
- announcements about us or about our competitors, including technological innovation or new products or services;
- litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
- conditions in the Internet industry;
- governmental regulation and legislation; and
- changes in securities analysts' estimates of our performance, or our failure to meet analysts' expectations.

Many of these factors are beyond our control.
In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.
In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation.
If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could affect our profitability.

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

Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments such as money market funds with maturities of less than three months at date of purchase, available for sale commercial paper and government agency securities with maturities of nine months or less at date of purchase. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.



PART II - OTHER INFORMATION


Item 5.  Other Information

To be considered for inclusion in the Company's proxy statement and form of proxy for its 2002 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 17, 2001.

A stockholder proposal not included in the Company's proxy statement for the 2002 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company's 2002 Annual Meeting of Stockholders, which is scheduled to be held on May 15, 2002, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 25, 2002 but not prior to March 1, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number    Description
-------  -------------------------------------------------------
3.1*     Amended and Restated Certificate of Incorporation
3.2**    Amended and Restated Bylaws
4.1*     Form of Common Stock Certificate








--------------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2001.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEBEX COMMUNICATIONS, INC.

Date:  November 14, 2001                     By:/s/ Craig Klosterman
                                             --------------------------
                                              Craig Klosterman
                                              Chief Financial Officer
                                              (Duly Authorized Officer,
                                              Principal Financial	and
                                              Principal Accounting Officer)


                                EXHIBIT INDEX

Exhibit
Number    Description
-------  -------------------------------------------------------
3.1*     Amended and Restated Certificate of Incorporation
3.2**    Amended and Restated Bylaws
4.1*     Form of Common Stock Certificate
--------------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.
















1




		9.30.01 10Q 111301