Form 10-K
period 2001-12-31
WEBEX COMMUNICATIONS INC
filed 2002-03-28
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to __________

Commission File No.: 0-30849

WEBEX COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0548319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

307 W. Tasman Drive San Jose, California (Address of principal executive offices)	95134 (Zip Code)

Registrant’s telephone number, including area code: (408) 435-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 1, 2002) was approximately $246,268,242. Shares of Common Stock held by each executive officer and director and shares held by other individuals and entities and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2002, there were 40,162,067 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 15, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

WEBEX COMMUNICATIONS, INC.

FORM 10-K
For the Year Ended December 31, 2001

i

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements as to expected benefits of our products and services, expected expenses including those related to sales and marketing, research and development and general and administrative, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company’s dependence on key products and/or services, demand for the Company’s products and services, the Company’s ability to attract and retain customers and distribution partners for existing and new services, the Company’s ability to expand its operations internationally, the Company’s ability to expand its infrastructure to meet the demand for the Company’s services, the Company’s ability to control its expenses, the Company’s ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell the Company’s services, the economy and the strength of competitive offerings and the prices being charged by those competitors. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all references to “WebEx,” “we,” “us,” “our” or the “Company” mean WebEx Communications, Inc.

ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, Bringing the Meeting to You, Mediatone, Meeting Center, WebEx Meeting Center, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

PART I

Item 1.	Business

Overview

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones. Because our services enable users to share voice, data and video with others in remote locations, WebEx enhances the quality and variety of real-time communications compared to traditional telephone communications. WebEx’s services enable users to engage in media-rich interactive real-time communications without the need to be in the same physical location thereby enabling WebEx customers to be much more productive and efficient than they would be if they had to travel to the locations of the other participants to achieve the same type of communication and interactivity.

We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released interactive communications software built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Interactive Network. We currently provide the following four services: WebEx Meeting Center, WebEx Business Exchange, WebEx OnCall and WebEx OnStage.

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. Revenue from subscription services consists of monthly usage fees, which are based upon a fixed number of concurrent ports, and initial set-up fees. Typically, our contracts are for an initial noncancelable term of 90 days, and then automatically renew monthly unless terminated by either party.

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

•
WebEx Meeting Center.    WebEx Meeting Center is a service that enables the easy sharing of documents and applications on the Web and allows business professionals to communicate more effectively and economically through interactive online meetings. WebEx Meeting Center is a service that can be easily provisioned without IT involvement and with low start-up costs. WebEx Meeting Center allows users to give presentations, demonstrate software, view, annotate, and edit any document electronically, share applications or a user’s entire desktop, provide support via remote control, take meeting participants on a Web tour, and includes integrated teleconferencing and video.

•
WebEx Business Exchange.    WebEx Business Exchange is a personalized, virtual office space and directory on the Web designed for sales, marketing, and customer support professionals. With Business Exchange, users can meet on-line with customers, partners, and potential business associates. WebEx Business Exchange allows users to schedule and start WebEx meetings, maintain an office calendar, receive or leave messages, maintain an address book, upload and download files to and from a user’s virtual folders, chat with other WebEx office users with an instant messenger, and be listed in the WebEx Business Directory.

•
WebEx OnCall.    This service is primarily used by customer service organizations to provide remote hands-on support for system or software application problems. WebEx OnCall enables our customers to enhance the effectiveness of traditional telephone-based customer support by allowing their service agents to support end-users through the web browser, with no requirement for preinstalled software on either computer. The service incorporates a custom user interface to simplify support interactions for both the support agent and the end-user.

•	WebEx OnStage. WebEx OnStage offers business managers and executives a professionally managed web conferencing service for communications events such as press briefings, product announcements and marketing events. The service combines WebEx’s interactive meeting capabilities with planning, training, logistics management and real-time support services to provide a comprehensive service that reduces the customer effort involved in hosting a web seminar. The service includes online confirmation, notification, and instruction, customized attendee registration, high resolution text and graphics, the ability to demonstrate any application in real-time, audience feedback collection via polling, white board interaction, guided web browsing, live chat, recording and archiving of any seminar for on-demand playback, and end user reports.

WebEx Interactive Platform

The WebEx Interactive Platform is an information switching and service provisioning software platform that is designed to provide high reliability, accommodate variable levels of traffic and activity and offer comprehensive functionality. The WebEx Interactive Platform enables the rapid development, by WebEx or third party developers, of interactive services that can be easily integrated into any website or web application using a set of standards-based application programming interfaces, or APIs. These interactive services can be deployed over multiple servers and locations, enabling each group of servers to quickly accommodate a large number of meetings. The core functionality of the WebEx Interactive Platform is provided by the following service managers:

-
Meeting Manager:    provides reliable, real-time data switching to all participants, and includes full data sharing functionality for documents, presentations, applications and web content, as well as live video. The meeting manager is compatible with existing firewalls.

-	Office Manager: provides personal offices for each registered user and tools for organizing WebEx meetings and promoting the office holder’s business.

-	Session Manager: provides browser-based sessions without manual software installation, and manages meeting scheduling, security and encryption.

-	Telephony Manager: supports public switched telephone network or voice-over-IP communications within browser-based interactions.

WebEx Interactive Network

The WebEx Interactive Network is a global switched network that is designed to deliver dependable, real-time communications services to our customers’ and distribution partners’ websites by routing their end-users’ sessions through WebEx switching clusters. The WebEx Interactive Network includes:

-	high capacity Internet connections for high speed connectivity and redundancy;

-	WebEx proprietary switches in data centers located across the U.S., Europe and Asia, in our own facilities and at third-party co-location facilities;

-	our network operations centers, located in California and Colorado, where we monitor the WebEx Interactive Network 24 hours a day, seven days a week;

-	the ability to dynamically add capacity at any facility, enabling each WebEx switching cluster to scale to meet changes in user demand;

-	network management software to minimize technical issues; and

-	sophisticated diagnostic software for troubleshooting and rapid problem resolution.

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

As of December 31, 2001, we had subscription agreements with over 5,200 customers. In 2001, we derived more than 90% of our revenue from direct sales to customers. As of December 31, 2001, we had agreements in place with approximately 200 distribution partners, including portals, software and service vendors and communications service providers. In 2001 we generated less than 10% of our revenue from these relationships. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers typically resell our services in conjunction with their teleconferencing services. Our distribution agreements typically have terms of one to three years and are automatically renewed for additional one year terms unless either party terminates the agreement with 30 days prior written notice. In most of these agreements, the distribution partner purchases subscription services from WebEx and resells such services to end user customers. Under these agreements, the amount of revenue we receive depends on the level of commitment and volume of business generated under the agreement.

Under our distribution agreements, either WebEx or the distribution partner bills the end user customers. When WebEx bills the end user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services are paid to the distribution partner and the remainder is retained by WebEx. When the distribution partner bills the end user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price, and sells the services to the end user.

Technology Licenses

We have licensed technology from certain technology and service providers in areas complementary to our services, such as teleconferencing, font technology and communications infrastructure providers. We believe these technology licenses allow us to integrate current and emerging technology into our service offerings. Our technology licenses include Bitstream (font technology), TIBCO Software (information distribution) and Voyant (teleconferencing).

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

As of December 31, 2001, we had 89 employees engaged in research and development activities. Our research and development expenditures were approximately $16.3 million, $12.2 million, and $3.4 million in 2001, 2000, and 1999, respectively. We expect to continue to devote significant resources to research and development for the foreseeable future.

A significant amount of our development and testing activity is conducted by two companies in China, which are owned by the spouse of one of our executive officers, Mr. Min Zhu. We have contracts with these companies under which they perform development projects, assign ownership of the work performed to us, and invoice us for services rendered based on a monthly fee per employee working on WebEx projects. Mr. Zhu has represented and the Company believes that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, profits or otherwise.

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

Our marketing programs include customer needs assessment and market analysis, service and platform marketing, brand awareness, advertising, public relations, lead generation, and educating organizations in our target markets.

Competition

The market for interactive communication services is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies and technologies in regards to specific elements of our services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Raindance Communications, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. Some of our current or potential competitors have longer operating histories, significantly greater financial, technical and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce the price of our services, any of which could harm our business, financial condition and operating results.

We believe that the principal competitive factors in our market include:

-	service functionality, quality and performance;

-	ease of use, reliability, scalability and security of services;

-	establishing a significant base of customers and distribution partners;

-	ability to introduce new services to the market in a timely manner;

-	customer service and support;

-	attracting third-party developers; and

-	pricing.

Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have three issued patents in the areas of creating network connections for conferencing, document annotation and optimizing data transfer and 22 patent applications pending in the United States. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if at all, or whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending and any future applications may not result in the issuance of valid patents.

Our success depends in part upon our rights in proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights, and we enter into confidentiality agreements with those of our employees and consultants involved in the development of our services. We routinely require our employees, customers and potential business distribution partners to enter into confidentiality and nondisclosure agreements before we will disclose any confidential aspects of our services, technology or business plans. In addition, we require employees to agree to assign to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement of third party patents, our services may infringe issued patents that relate to our services. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed applications which relate to our services. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of December 31, 2001, we had 497 full-time employees, including 89 in research and development, 240 in sales and marketing 119 in set-up, support and training, and 49 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 2.	Properties

We currently lease approximately 126,000 square feet in three buildings in San Jose, California, which are used for sales, engineering, support, network operations, and general corporate functions, including our corporate headquarters. The lease terms for two of these buildings expire in September 2004 and for the third building in February 2008. Of the 126,000 square feet, 19,300 square feet have been sub-leased under a non-cancelable sub-lease that expires in July 2004. We are also leasing approximately 32,000 square feet of space in Sacramento, California which is used for sales and support activities. We also have leased facilities in Denver, Colorado, Raleigh, North Carolina, Chicago, Illinois, Amsterdam, the Netherlands, Melbourne, Australia, and Hong Kong. The lease terms range from April 2002 to February 2008.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2002, are:

Name	Age	Position
Subrah S. Iyar	44	Chief Executive Officer
Min Zhu	53	President and Chief Technical Officer
Craig Klosterman	47	Chief Financial Officer
David Farrington	45	Vice President, Corporate Development, General Counsel
Leo Jolicoeur	44	Vice President, Platform Management
Jim Moise	47	Vice President, Worldwide Sales

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

David Farrington has served as the General Counsel and Vice President, Corporate Development since March, 2000. From April 1998 to March 2000, Mr. Farrington was a partner at the law firm of Skjerven Morrill Macpherson LLP, in San Jose, California. From October 1989 to January 1998, Mr. Farrington worked at Apple Computer, where he held a number of senior positions, including senior director of Apple’s corporate development group, associate general counsel in charge of legal support for Apple’s worldwide sales and marketing organization, and director of Apple’s technology law group. Mr. Farrington holds a B.A. from the University of California, Santa Cruz and a J.D. from Hastings College of the Law in San Francisco.

Leo Jolicoeur has served as the Vice President, Platform Management since February 2000. From February 1999 through February 2000, Mr. Jolicoeur served as vice president of business development at Third Voice. From October 1995 to January 1999, Mr. Jolicoeur held several executive positions at Infoseek Corporation, a Web portal, including vice president of online services, vice president of product management and business operations, and vice president of Infoseek International. Mr. Jolicoeur holds a B.S. in Finance and Computer Science from Boston College.

Jim Moise has served as Vice President, Worldwide Sales since May 2001. Mr. Moise joined WebEx in 1999, and has also served in the capacities of Vice President, Business Development and Vice President, Installed Base Business. From March 1997 to October 1998, Mr. Moise was Vision Solutions’ Vice President of Sales and Marketing. From September 1994 to December 1995, Mr. Moise worked at Quarterdeck Corporation, a software developer of utility, Internet and communications software for Windows/NT desktop and server platforms as the company’s Senior Vice President, Worldwide Sales. From December 1995 to January 1997, Mr. Moise also served as Quarterdeck Corporation’s President, Americas and Asia Pacific Japan Sales and Operations. Mr. Moise holds a B.S. in Finance and Business Administration and an MBA in Marketing and Entrepreneurial Management from the University of Southern California.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “WEBX” since July 28, 2000. Before July 28, 2000, there was no public market for the common stock. The following table sets forth for the periods indicated the highest and lowest sale price of the common stock during each quarter since July 28, 2000:

Fiscal Year 2001	High	Low
First Quarter	$27.62	$5.06
Second Quarter	$29.89	$7.50
Third Quarter	$27.25	$16.32
Fourth Quarter	$37.87	$20.60

Fiscal Year 2000	High	Low
Third Quarter	$58.00	$19.25
Fourth Quarter	$52.13	$12.50

Holders of Record

As of March 1, 2002, there were approximately 317 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock and currently have no plans to do so in the future. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2001, 2000, and 1999 and the selected consolidated balance sheet data at December 31, 2001 and 2000 are derived from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the selected consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements of the Company not contained in this Form 10-K.f

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$81,186	$25,389	$2,607	$1,987	$1,289
Cost of revenue	21,527	10,081	688	484	192

Gross profit	59,659	15,308	1,919	1,503	1,097

Operating expenses:
Sales and marketing	47,207	50,807	9,319	2,244	421
Research and development	16,284	12,168	3,361	1,406	525
General and administrative	10,301	6,553	1,732	198	125
Equity-based compensation*	13,688	28,039	2,005	92	—

Total operating expenses	87,480	97,567	16,417	3,940	1,071

Operating income (loss)	(27,821)	(85,259)	(14,498)	(2,437)	26
Other income, net	189	1,833	127	102	2

Net income (loss)	$(27,632)	$(80,426)	$(14,371)	$(2,335)	$28

Net income (loss) per share, basic and diluted	$(0.76)	$(3.81)	$(1.34)	$(0.23)	$0.00

Shares used to compute basic and diluted net income (loss) per share	36,418	21,111	10,700	10,103	7,192

*Equity-based compensation:
Sales and marketing	$6,602	$9,916	$720	$33	$—
Research and development	2,871	6,404	113	49	—
General and administrative	4,215	11,719	1,172	10	—

	$13,688	$28,039	$2,005	$92	$—

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,146	$28,214	$13,621	$5,522	$58
Working capital (deficit)	32,117	19,374	10,588	4,880	(405)
Total assets	90,296	68,543	21,649	5,991	283
Long-term obligations	572	1,269	—	—	10
Deferred equity-based compensation	5,724	17,181	2,078	134	—
Accumulated deficit	125,120	97,488	17,062	2,691	15
Stockholders’ equity (deficit)	58,827	45,506	14,799	5,112	(332)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements as to expected benefits of our products and services, expected expenses including those related to sales and marketing, research and development and general and administrative, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company’s dependence on key products and/or services, demand for the Company’s products and services, the Company’s ability to attract and retain customers and distribution partners for existing and new services, the Company’s ability to expand its operations internationally, the Company’s ability to expand its infrastructure to meet the demand for the Company’s services, the Company’s ability to control its expenses, the Company’s ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell the Company’s services, the economy and the strength of competitive offerings and the prices being charged by those competitors.

Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in “Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview and Critical Accounting Policies

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released interactive communications software built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Interactive Network. We currently provide the following four services: WebEx Meeting Center, WebEx Business Exchange, WebEx OnCall and WebEx OnStage.

During 1998 and 1999, we sold a limited number of perpetual software licenses for software delivered to customers. Under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we recognize revenue from perpetual software license agreements upon shipment of the software when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.

In February 1999, with the introduction of WebEx Meeting Center, we began providing our customers and distribution partners access to our hosted services under subscription and other service arrangements and discontinued selling software licenses to end-users. Under these arrangements, end-users access our services hosted on our servers via a website or web browser. Under the consensus published by the Emerging Issues Task Force of the Financial Accounting Standards Board for Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, hosted services revenue is recognized ratably over the service period, which varies from 1 to 24 months, and includes software use (subscription) fees, user set-up fees, and hosting fees in limited cases of customer-dedicated hosted software. Initial fees received in connection with these arrangements are recognized ratably over the initial term of the contract, which is generally three months. During the initial term, WebEx provides training services, web-page design and set-up services. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

Persuasive evidence for all of our arrangements is represented by a signed contract. Collectibility of guaranteed minimum revenue commitments by resellers cannot be reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both earned by WebEx and paid by the reseller. Collectibility of all other arrangements is reasonably assured at the date of the sale. An estimate of the sales reserve for losses on receivables due to customer cancellations or terminations is recorded as a reduction in reported revenues at the time of the sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historic rate, then the sales reserve may not be sufficient to provide for actual losses.

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis directly to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. In cases where WebEx collects from the end-user, revenue is recognized at the gross amount received from end users with payments made to distribution partners recorded as a commission expense. In cases where the distribution partner collects from the end-user, revenue is recognized at the net amount earned from the distribution partner.

Cost of revenue consists primarily of expenses for delivering our services to websites and supporting our customers and distribution partners. These expenses include the cost of user set-up, hosting the service and technical support and training, including Internet communication access and telephony costs, personnel, licensed software and equipment costs and depreciation. Training costs, which are expensed as incurred, are recovered in the initial set-up fee charged to customers.

Sales and marketing expense consists primarily of salaries, commissions and other expenses related to the sale of our services to customers and establishing partner relationships, as well as marketing campaigns to generate sales leads and to build awareness of the WebEx brand.

Research and development expense consists primarily of personnel, equipment, consulting and other expenses associated with designing, developing and testing our services and the software underlying our services. In addition to our U.S. based engineering group, we have contracts with affiliated companies in China under which contract engineers to these companies provide a variety of quality assurance and software development activities. We compensate these third parties based on the direct cost of their services and not on development milestones.

General and administrative expense includes personnel and associated expenses relating to general management, finance, legal, human resources and expenses for bad debt. Office space expense is allocated by department. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of this estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historic rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

Equity-based compensation expense consists of amortization of deferred equity-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for employees and the fair value of stock options and warrants granted to non-employees. As of December 31, 2001 and December 31, 2000, we had recorded cumulative deferred equity-based compensation costs of approximately $43.5 million and $44.6 million, respectively, in connection with the grant of stock options and warrants to employees and non-employees. Based on outstanding options granted to non-employees and employees as of December 31, 2001, we expect to incur equity-based compensation expense of at least $4.7 million in 2002 and $1.6 million in 2003. In connection with the calculation of equity-based compensation expense, members of the Company’s Board of Directors are treated the same as employees of the Company.

As of December 31, 2001 and December 31, 2000, we had an accumulated deficit of $125.1 million and $97.5 million, respectively. These losses have been funded primarily through the private and public issuances of equity securities. We expect our operating expenses to continue to increase as we continue to expand our business.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data as a percentage of revenue.

	Years ended December 31,
	2001	2000	1999
Net revenue	100%	100%	100%
Cost of revenue	27	40	26

Gross profit	73	60	74
Operating expenses:
Sales and marketing	58	200	358
Research and development	20	48	129
General and administrative	13	26	66
Equity-based compensation	16	110	77

Total operating expenses	107	384	630

Operating loss	(34)	(324)	(556)
Other income, net	0	7	5

Net loss	(34)%	(317)%	(551)%

Revenue.    Revenue increased from $2.6 million in 1999 to $25.4 million in 2000 and to $81.2 million in 2001, representing an increase of 874% from 1999 to 2000 and an increase of 220% from 2000 to 2001. This increase was primarily due to growth in our subscribing customer base which more than doubled from the end of 2000 to the end of 2001.

Cost of revenue.    Cost of revenue increased from $0.7 million in 1999 to $10.1 million in 2000 and to $21.5 million in 2001. As a percent of revenue, cost of revenue increased from 26% in 1999 to 40% in 2000 and decreased to 27% in 2001. The increased cost of revenue was primarily due to increases in the cost for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network. We anticipate that cost of revenue will increase in absolute dollars in 2002 relative to 2001 as we increase staff and equipment required to support anticipated increases in our customer base.

Sales and marketing.    Sales and marketing expense increased from $9.3 million in 1999 to $50.8 million in 2000 and decreased to $47.2 million in 2001. The increase from 1999 to 2000 was primarily due to the hiring of additional sales and marketing personnel in connection with the building of our sales force, higher sales commissions associated with increased sales volume, and marketing activities to generate leads and build brand awareness. In 2001, our sales and marketing spending decreased in absolute dollars compared to 2000 due to decreases in marketing spending on advertising focused on our building brand awareness. These decreases were partially offset by increases in our sales force and higher sales commissions as our sales volume increased. We anticipate that sales and marketing expense will increase in absolute dollars in 2002 relative to 2001, as we increase our sales force and marketing activities to generate leads and build brand awareness.

Research and development.    Research and development expense increased from $3.4 million in 1999 to $12.2 million in 2000 and to $16.3 million in 2001. The increases were primarily related to personnel related expenses resulting from an increase in headcount and incremental payments to companies in China providing engineering services for WebEx on a contract basis. Included in research and development expense are $0.3 million, $2.9 million, and $2.9 million, in 1999, 2000 and 2001, respectively, for the cost of engineering services provided by these companies in China. We anticipate that research and development expense will increase in absolute dollars in 2002 relative to 2001 as we continue to expand our service offerings and service functionalities and through the addition of new personnel working on research and development.

General and administrative.    Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting, and bad debt expense. General and administrative expense increased from $1.7 million in 1999 to $6.6 million in 2000 and to $10.3 million in 2001. The increases were primarily due to professional fees, bad debt expense, personnel and payroll related expenses. Bad debt expense increased from $0.3 million in 1999 to $1.3 million in 2000 and to $3.4 million in 2001. We anticipate that general and administrative expense will increase in absolute dollars in 2002 relative to 2001 as we hire additional administrative personnel.

Equity-based compensation.    Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense increased from $2.0 million in 1999 to $28.0 million in 2000 and decreased to $13.7 million in 2001. Equity-based compensation expense related to the unvested portion of non-employee options will be impacted by future changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of the Company’s Board of Directors are treated the same as employees of the Company.

Other income, net.    Other income, net is comprised of investment income net of interest and other expenses. Other income, net increased from $0.1 million in 1999 to $1.8 million in 2000 and decreased to $0.2 million in 2001. The increase in 2000 from 1999 was primarily due to higher cash balances in 2000 compared to 1999, as a result of interest income earned on cash received from our Series C and D preferred stock issuance and our initial public offering of common stock. The decrease in 2001 from 2000 was primarily due to an impairment write-down of $0.8 million of our $1.0 million investment in a distribution partner, Tonbu, Inc., and lower interest rates available for cash balances. The impairment charge resulted from a determination that an other-than-temporary decline in its value had occurred after the evaluation of several factors, including recent capital raising activities undertaken by Tonbu, Inc.

Income taxes.    Because we incurred net operating losses in 1999, 2000 and 2001, we paid no federal, state and foreign income taxes in those periods nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is more likely than not that such benefits will not be utilized.

As of December 31, 2001, we had approximately $87.8 million and $46.5 million of net operating loss carryforwards for both federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in various years from 2018 to 2021 and the state net operating loss carryforwards expire beginning in the year 2003. As of December 31, 2001, we had approximately $1.6 million of net operating loss carryforwards for foreign income tax purposes. The foreign net operating losses can be carried forward indefinitely.

Net loss.    As a result of the foregoing, net loss, excluding equity-based compensation expense, was $12.4 million, $52.4 million and $13.9 million, and net loss, including such expense, was $14.4 million, $80.4 million and $27.6 million in 1999, 2000 and 2001, respectively.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in proceeds to WebEx, after offering expenses of $50.7 million. In 2001, we sold an additional 2,000,000 shares of common stock in a private placement, which resulted in net proceeds to WebEx of $20.5 million.

As of December 31, 2001, cash and cash equivalents were $42.1 million, an increase of $13.9 million compared with cash and cash equivalents of $28.2 million as of December 31, 2000.

Net cash used in operating activities was $10.9 million in 1999, $44.8 million in 2000 and $7.7 million in 2001. Cash used in operating activities was primarily used to fund net operating losses and increases in accounts receivable.

Net cash used in investing activities was $2.9 million in 1999, $23.3 million in 2000 and $9.0 million in 2001. Net cash used by investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center from which we operate our Internet communication platform, and a loan to our Chief Executive Officer in 2000 which was partially repaid in 2001.

Net cash provided by financing activities was $21.9 million in 1999, $82.7 million in 2000 and $30.6 million in 2001. Cash provided by financing activities was primarily due to the sale of our Series C and D preferred stock in 1999 and 2000, the initial public offering in 2000 and the private placement of common stock and bank borrowings in 2001. We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We currently have no other material external sources of liquidity.

On March 29, 2001 WebEx entered into a loan agreement with a bank that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable, as defined in the agreement. Under this agreement, WebEx could initially borrow up to $2,000 under a revolving credit line bearing interest at 1.5% above the prime rate maturing April 30, 2002, and up to $5,500 on term advances bearing interest at 1.75% above the prime rate maturing September 30, 2003. Under the terms of the agreement, the interest rates will be reduced by 0.5% after a profitability date, defined in the agreement as the date WebEx achieves a quarterly profit before deduction of equity-based compensation charges. Effective September 6, 2001, the agreement was amended to convert the entire $7,500 of borrowing capacity to the revolving credit line. As of December 31, 2001, available borrowings under the agreement totaled $2,000. Amounts borrowed under the revolving credit line may be repaid and reborrowed at any time prior to the maturity date. The loan agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenue. As of December 31, 2001, the interest rate was 6.25% and the Company was in compliance with these covenants.

As of December 31, 2001, our outstanding purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $6.1 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, net of sublease rental income, under these leases amount to approximately $20.2 million.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations of $1.2 million in the third quarter of 2001 and $3.9 million in the fourth quarter of 2001. We anticipate that we will continue to generate positive cash flow from operations in 2002, and that existing cash reserves will therefore be sufficient to meet our capital and operating requirements during this period. If revenue in 2002 is less than anticipated, we may take steps to reduce our discretionary expenses, such as marketing, reduce planned capital expenditures or limit the growth of sales personnel. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a material effect on our financial condition or results of operations.

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We will adopt SFAS 142 for our first quarter of 2002, and the adoption will not have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We will adopt SFAS 143 for our first quarter of 2003, and the adoption will not have a material effect on our financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001, with early application permitted. We will adopt SFAS 144 for our first quarter of 2002, and the adoption will not have a material effect on our financial condition or results of operations.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

We incurred net losses in 1998, 1999, 2000 and 2001. While we realized net earnings, before equity-based compensation, in the fourth quarter of 2001, there is no assurance that we will be able to achieve these results in the future, and we may experience net losses in future quarters.

As of December 31, 2001, we had an accumulated deficit of approximately $125.1 million. We incurred net losses of approximately $27.6 million for the year ended December 31, 2001 and $80.4 million for the year ended December 31, 2000. Our net losses were approximately 34% of revenue for the year ended December 31, 2001. While we realized net earnings in the fourth quarter of 2001, before equity-based compensation, we may experience net losses in future quarters. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

Factors outside our control include:

-	our distribution partners’ degree of success in distributing our services to end-users;

-	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

-	changes in pricing policies of our competitors; and

-	the growth rate of the market for interactive communications services for websites.

Factors within our control include:

-	our ability to develop, enhance and maintain our network services and application platform in a timely manner;

-	the mix of services we offer;

-	our ability to attract and retain customers;

-	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure;

-	the announcement, introduction and market acceptance of new or enhanced services or products by us; and

-	changes in our pricing policies.

If any of these factors impact our business in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform and our competitors’ success could impact our longer-term financial performance by reducing demand for our services.

We expect that our operating expenses will continue to increase and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, and expanding our sales and marketing organization and network infrastructure. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would be adversely affected.

Our customers do not have long-term obligations to purchase our services; therefore our revenue and operating results could decline if our customers do not continue to use our services.

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on thirty days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to 12 months. In the calendar year 2001, over 95% of the contracts entered into were renewed beyond their initial term. We may terminate customers who have failed to pay for our services. In the last six months of 2001, we terminated approximately 300 customers who had failed to pay for our services on a timely basis. We anticipate that termination of non-paying customers will continue for the foreseeable future. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, and the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient number of additional customers to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 90% of our revenue from direct sales to customers. As of December 31, 2001, we had distribution agreements in place with approximately 200 distribution partners. For the year ended December 31, 2001, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have been initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our interactive communications services for websites will suffer and our business and operating results will be harmed.

We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 75% of our revenue for the year ended December 31, 2001. We anticipate that revenue from our WebEx Meeting Center service will continue to constitute the majority of our revenue for the foreseeable future. Any decline in the demand for our WebEx Meeting Center service, or its failure to achieve broad market acceptance, would seriously harm our business.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the year 2001, our average peak usage has been running at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.

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

As of December 31, 2001 we had approximately $5.7 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense.

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

We rely on related companies in China which exposes us to risks of economic instability in China and risks related to political tension between China and the United States.

We currently rely on two related companies located in China, WebEx Haifei and WebEx Hong Zhou, to conduct quality assurance testing and software development activities. These companies are owned by the spouse of Min Zhu, one of our executive officers. Mr. Zhu has represented and the Company believes that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, profits or otherwise. We have contracts with these companies under which they perform development projects, assign ownership of the work performed to us, and invoice us for services rendered based on a monthly fee per employee working on WebEx projects. Most of the personnel who conduct these activities are contract engineers to these companies. Although our transactions with these companies are approved by our disinterested directors, because these companies are owned by the spouse of one of our executive officers, there may be a perception that the terms of those arrangements are influenced by that relationship. Our reliance on independent contractors located in China for quality assurance and software development activities exposes us to a variety of economic and political risks including but not limited to, trade restrictions, tariffs and travel restrictions. The loss of these arrangements may cause our costs to increase. In addition, current political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

We could incur unexpected costs resulting from claims relating to use of our services.

Many of the business interactions supported by our services are critical to our customers’ businesses. Any failure in a customer’s business interaction or other communications activity caused or allegedly caused by our services could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs.

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology which is integrated into our services. For example, we license real-time database replication software and font rendering technology. These third-party technologies and any that we may utilize in the future may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources and if we fail to manage our future growth to meet customer and distribution partner requirements, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel increased from 427 employees at December 31, 2000 to 497 at December 31, 2001, and we expect continued increases in our personnel in 2002. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We hired approximately 180 people in the year ending December 31, 2001, and we expect to continue to increase our personnel in 2002. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2001 made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our services may be adversely affected. If we fail to retain and recruit necessary sales, marketing or other personnel, our ability to develop new services and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our services and could harm our business and reputation.

The success of our interactive communications services for websites depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our interactive communications services or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be adversely affected. In addition, business interruption insurance may not adequately compensate us for losses that may occur.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer and 22 patent applications pending in the United States and we may seek additional patents in the future. These patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, Bringing the Meeting to You, Mediatone, Meeting Center, WebEx Meeting Center, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power are our trademarks. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Although we have not received notice of any alleged patent infringement, our services may infringe issued patents that may relate to our services. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed patent applications relating to our services. From time to time we receive notices alleging that we have infringed trademarks or related rights of third parties. In such cases, we typically investigate and respond to the allegations. While we are not aware of any such allegations that we believe represent a material risk to the Company, it is possible that the Company could become involved in intellectual property litigation in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. We invested $1 million in Tonbu, Inc., a privately-held distribution partner, in January 2001. We wrote-down $750,000 of this investment in the three months ending September 30, 2001. The future value of this investment is uncertain and could result in further write-downs of all or part of the investment. As of December 31, 2001, we had no other specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which could harm our operating results.

We must compete successfully in the interactive communications services market.

The market for interactive communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our interactive communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services, such as Centra Software, Genesys, Raindance, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. We also face potential competition from a variety of enterprise software vendors, such as Microsoft and Oracle, any of which could choose to extend their products and services to include interactive communications. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.

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

Our success depends on the continued growth of Web usage and the continued growth in reliability and capacity of the Internet.

Because customers access our network through the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems, for providing reliable Internet access and services. Because global commerce on the Web and the on-line exchange of information is new and evolving, we cannot predict whether the Web will continue to be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. If increases in Web usage or the continued growth in reliability and capacity of the Internet fail to materialize, our ability to deliver our services may be adversely affected and our operating results could suffer.

Many of our customers and distribution partners are high technology companies or in the Internet industry which may face financial problems in a slowing or down economy.

Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing and will continue to experience a recession. In addition, the recent terrorists attacks in the United States may further add to the decline in the United States economy. In particular, some of the companies that buy or resell or that are likely to buy or resell our services are high technology companies or are in the Internet industry which may face financial problems related to economic conditions or other factors. If economic conditions deteriorate as a result of economic, political or social turmoil, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

We may experience power blackouts and higher electricity prices as a result of energy shortages or electrical system failures, which could disrupt our operations and increase our expenses.

In 2001, California experienced increased energy prices, energy shortages, and blackouts. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. PG&E has filed for protection under Chapter 11 of the Bankruptcy Act. If power outages or energy price increases occur in the future in California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

Our stock price has been and will likely continue to be volatile, and you may be unable to resell your shares at or above the price you paid.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2001 and December 31, 2001, our stock price has traded as high as $37.87 on November 8, 2001, and as low as $5.06 on March 23, 2001. Our stock price could fluctuate significantly due to a number of factors, including:

-	variations in our actual or anticipated operating results;

-	sales of substantial amounts of our stock;

-	announcements about us or about our competitors, including technological innovation or new products or services;

-	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

-	conditions in the Internet industry;

-	governmental regulation and legislation; and

-	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could affect our financial performance.

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

Interest Rate Risk.    We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments with remaining maturities of less than three months at date of purchase. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
WebEx Communications, Inc.:

We have audited the consolidated financial statements of WebEx Communications, Inc. and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

Mountain View, California
February 1, 2002

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$42,146	$28,214
Accounts receivable, net of allowances of $6,825 and $1,848 at December 31, 2001 and 2000, respectively	17,938	9,596
Prepaid expenses	1,736	3,179
Other current assets	94	153
Due from related party	1,100	—

Total current assets	63,014	41,142
Property and equipment, net	25,362	20,502
Due from related party	—	3,600
Other non-current assets	1,920	3,299

Total assets	$90,296	$68,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,156	$10,052
Accrued liabilities	6,695	4,095
Short-term debt	5,500	—
Current portion of capital lease obligation	1,410	888
Deferred revenue	8,136	6,733

Total current liabilities	30,897	21,768
Capital lease obligation, less current portion	572	1,269

Total liabilities	31,469	23,037

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 authorized at December 31, 2001 and 2000; 39,998,432 and 36,817,162 shares issued and outstanding at December 31, 2001 and 2000, respectively	40	37
Additional paid-in capital	189,649	160,191
Note receivable from stockholder	(45)	(45)
Deferred equity-based compensation	(5,724)	(17,181)
Accumulated deficit	(125,120)	(97,488)
Accumulated other comprehensive income (loss)	27	(8)

Total stockholders’ equity	58,827	45,506

Total liabilities and stockholders’ equity	$90,296	$68,543

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Net revenue	$81,186	$25,389	$2,607
Cost of revenue	21,527	10,081	688

Gross profit	59,659	15,308	1,919

Operating expenses:
Sales and marketing	47,207	50,807	9,319
Research and development	16,284	12,168	3,361
General and administrative	10,301	6,553	1,732
Equity-based compensation*	13,688	28,039	2,005

Total operating expenses	87,480	97,567	16,417

Operating loss	(27,821)	(82,259)	(14,498)
Other income, net	189	1,833	127

Net loss	$(27,632)	$(80,426)	$(14,371)

Net loss per share, basic and diluted	$(0.76)	$(3.81)	$(1.34)

Shares used in computing net loss per share basic and diluted	36,418	21,111	10,700

* Equity-based compensation:
Sales and marketing	$6,602	$9,916	$720
Research and development	2,871	6,404	113
General and administrative	4,215	11,719	1,172

	$13,688	$28,039	$2,005

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stock- holder	Deferred Equity- Based Compen- sation	Compre- hensive Loss	Accumulated Other Comprehensive Income (Loss)	Accum- ulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	5,742,857	$7,105	10,479,373	$10	$822	$—	$(134)	$—	$—	$(2,691)	$5,112
Net loss	—	—	—	—	—	—	—	(14,371)	—	(14,371)	(14,371)

Comprehensive loss	—	—	—	—	—	—	—	$(14,371)	—	—	—

Issuance of common stock in connection with the exercise of stock options	—	—	567,793	1	49	—	—		—	—	50
Issuance of series C convertible preferred stock	7,334,194	22,003	—	—	—	—	—		—	—	22,003
Deferred equity-based compensation	—	—	—	—	2,838	—	(2,838)		—	—	—
Amortization of equity-based compensation to employees	—	—	—	—	—	—	894		—	—	894
Equity-based compensation to non-employees	—	—	—	—	1,111	—	—		—	—	1,111

Balances at December 31, 1999	13,077,051	29,108	11,047,166	11	4,820	—	(2,078)		—	(17,062)	14,799
Net loss	—	—	—	—	—	—	—	$(80,426)	—	(80,426)	(80,426)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8)	(8)	—	(8)

Comprehensive loss	—	—	—	—	—	—	—	$(80,434)	—	—	—

Issuance of series C convertible preferred stock	787,131	2,361	—	—	—	—	—		—	—	2,361
Issuance of series D convertible preferred stock, net of issuance costs of $59	2,053,445	25,609	—	—	—	—	—		—	—	25,609
Issuance of common stock in connection with the exercise of stock options	—	—	5,994,054	6	3,922	(45)	—		—	—	3,883
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	79,025	—	940	—	—		—	—	940
Repurchase of common shares	—	—	(245,710)	—	(174)	—	—		—	—	(174)
Issuance of series D warrants to distribution partner	—	—	—	—	1,737	—	(1,737)		—	—	—
Amortization of equity-based compensation related to series D warrants	—	—	—	—	—	—	709		—	—	709
Deferred equity-based compensation	—	—	—	—	38,604	—	(38,604)		—	—	—
Issuance of common stock in connection with IPO, net of issuance costs of $5,610	—	—	4,025,000	4	50,478	—	—		—	—	50,482
Conversion of convertible preferred stock into common stock	(15,917,627)	(57,078)	15,917,627	16	57,062	—	—		—	—	—

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2001, 2000 and 1999—(Continued)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stock- holder	Deferred Equity- Based Compen- sation	Compre- hensive Loss	Accumulated Other Comprehensive Income (Loss)	Accum- ulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Amortization of equity-based compensation to employees	—	—	—	—	—	—	24,529		—	—	24,529
Equity-based compensation to non-employees	—	—	—	—	2,802	—	—		—	—	2,802

Balances at December 31, 2000	—	—	36,817,162	37	160,191	(45)	(17,181)		(8)	(97,488)	45,506
Net loss	—	—	—	—	—	—	—	$(27,632)	—	(27,632)	(27,632)
Foreign currency translation adjustment	—	—	—	—	—	—	—	35	35	—	35

Comprehensive loss	—	—	—	—	—	—	—	$(27,597)	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	364,944	—	3,704	—	—		—	—	3,704
Repurchase of common shares	—	—	(208,199)	—	(133)	—	—		—	—	(133)
Issuance of common stock upon exercise of series D warrants	—	—	207,131	—	—	—	—		—	—	—
Forfeitures of stock options	—	—	—	—	(1,137)	—	1,137		—	—	—
Amortization of equity-based compensation related to series D warrants	—	—	—	—	—	—	1,028		—	—	1,028
Issuance of common stock in connection with the exercise of stock options	—	—	817,394	1	3,148	—	—		—	—	3,149
Issuance of common stock in connection with the private placement	—	—	2,000,000	2	20,508	—	—		—	—	20,510
Amortization of equity-based compensation to employees	—	—	—	—	1,005	—	9,292		—	—	10,297
Equity-based compensation to non-employees	—	—	—	—	2,363	—	—		—	—	2,363

Balances at December 31, 2001	—	$—	39,998,432	$40	$189,649	$(45)	$(5,724)		$27	$(125,120)	$58,827

See accompanying notes to consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(27,632)	$(80,426)	$(14,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,432	1,272	288
Depreciation and amortization	9,116	3,651	392
Impairment of investment	750	—	—
Equity-based compensation	13,688	28,039	2,005
Changes in operating assets and liabilities:
Accounts receivables	(11,774)	(8,419)	(2,536)
Prepaid expenses and other current assets	1,502	(1,964)	(1,332)
Other non-current assets	113	(185)	(15)
Accounts payable	(896)	6,617	1,788
Accrued liabilities	2,600	3,382	461
Deferred revenue	1,403	3,231	2,422
Other	35	(10)	—

Net cash used in operating activities	(7,663)	(44,812)	(10,898)

Cash flows from investing activities:
Payments from (loan to) related party	2,500	(3,600)	—
Payments of security deposits	—	(581)	(500)
Purchases of short-term investments	(9,869)	—	—
Sales of short-term investments	9,869	—	—
Purchases of property and equipment	(11,546)	(19,075)	(2,198)
Purchases of intangibles	—	—	(158)

Net cash used in investing activities	(9,046)	(23,256)	(2,856)

Cash flows from financing activities:
Net proceeds from initial public offering	—	50,482	—
Net proceeds from other issuances of common stock	27,363	4,823	50
Repurchase of restricted common stock	(133)	(174)	—
Net proceeds from issuance of preferred stock	—	27,969	22,003
Principal payments of capital leases	(2,089)	(239)	—
Borrowings of short-term debt	22,000	—	—
Repayments of short-term debt	(16,500)	—	—
Repayment of amounts due to related party	—	(200)	(200)

Net cash provided by financing activities	30,641	82,661	21,853

Increase in cash and cash equivalents	13,932	14,593	8,099
Cash and cash equivalents at beginning of the year	28,214	13,621	5,522

Cash and cash equivalents at end of the year	$42,146	$28,214	$13,621

Supplemental disclosures of noncash investing and financing activities:
Deferred equity-based compensation	$(1,137)	$40,341	$4,302

Accounts payable for acquisition of intellectual property rights and patents	$—	$—	$1,500

Shareholder note received for issuance of common stock	$—	$45	$—

Acquisition of property and equipment under capital leases	$1,914	$2,396	$—

Equity investment received in connection with reseller arrangement	$—	$1,000	$—

Cash paid for:
Interest	$251	$61	$12

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Company Background

WebEx was incorporated in February 1995 under the name of Silver Computing, Inc., and subsequently changed its name to Stellar Computing Corporation in June 1997, to ActiveTouch Systems, Inc. in December 1997, to ActiveTouch, Inc. in May 1998, to WebEx, Inc. in December 1999 and in July 2000 reincorporated under the name WebEx Communications, Inc. WebEx is a provider of web communications services. WebEx provides a global switched network and application platform for powering real-time, interactive multimedia communications. WebEx provides its services, based on its platform, to companies directly and through its distribution partners, which can integrate WebEx’s services into their offerings.

(b)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)	Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ equity and comprehensive income.

(d)	Revenue Recognition

Revenue is derived from web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers via their websites or web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and hosting fees in limited cases of customer-dedicated hosted software. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

The Company also enters into revenue sharing arrangements with distribution partners. Revenue under these arrangements are derived from hosted services provided to end users and are recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. In cases where WebEx collects from the end-user, revenues are recognized at the gross amount received from end users with payments made to distribution partners recorded as

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.

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

During 2000, we entered into a distribution agreement with a distribution partner whereby we received $1,000 in equity securities of the distribution partner in consideration for services to be provided over the term of the agreement. We have accounted for this agreement in accordance with the provisions of EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” During 2001, we recognized $480 in revenue under this agreement.

Persuasive evidence for all of our arrangements is represented by a signed contract. Collectibility of guaranteed minimum revenue commitments by resellers cannot be reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both earned by WebEx and paid by the reseller. Collectibility of all other arrangements is reasonably assured at the date of the sale. An estimate of the sales reserve for losses on receivables due to customer cancellations or terminations is recorded as a reduction in reported revenues at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.

WebEx records an allowance for doubtful accounts to reduce accounts receivable to amounts expected to be received from customers. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of this estimate is dependent on the future rate of credit losses being consistent with the historical rate.
Deferred revenue includes amounts billed to customers for which revenue has not been recognized, which generally result from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements.

(e)	Cash Equivalents

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months at date of purchase.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

(f)	Restricted Cash

Included in other non-current assets in the consolidated balance sheets at December 31, 2001 and 2000 is $500 of restricted cash pledged to support a letter of credit provided as a security deposit on one of WebEx’s leased facilities. The deposit is required for the full term of the lease, which expires in 2004.

(g)	Financial Instruments and Concentrations of Credit Risk

The carrying value of WebEx’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued commissions, and accrued liabilities, approximates fair value due to the short-term nature of these instruments. The carrying value of due from related party, short-term debt and capital lease obligations approximates fair value based on their terms and interest rate in relation to market rates for similar instruments.

Financial instruments that subject WebEx to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. WebEx is exposed to credit risk related to cash and cash equivalents in the event of default by the financial institutions or the issuers of these investments. WebEx performs ongoing credit evaluations of its customers’ financial condition, and generally, requires no collateral from its customers. Allowances provide for credit risk on amounts due from customers, which are concentrated in the United States.

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

Intangible assets (included in other non-current assets) as of December 31, 2001 and 2000 consisted of the following:

	December 31,
	2001	2000
Intellectual property rights	$1,500	$1,500
Trademark and domain name	158	158

	1,658	1,658
Less accumulated amortization	(1,169)	(653)

	$489	$1,005

Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $516, $515, and $138, respectively.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

(j)	Software Development Costs

Software development costs are expensed as incurred until it is determined that the technology needed to achieve performance requirements exists. To date, WebEx’s software has been available for deployment concurrent with the establishment of technological feasibility and, accordingly, costs qualifying for capitalization have been insignificant. Software applications purchased from third parties that are for internal use in delivering our services are capitalized and amortized over their estimated useful lives of 3 years.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(m)	Equity-Based Compensation

WebEx follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock awards to employees and members of the Company’s Board of Directors. Deferred compensation for options granted to employees is determined as the excess of the deemed fair market value of WebEx common stock over the exercise price on the date options were granted. Expense associated with equity-based compensation is amortized over the vesting period of the individual award using the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28 (FIN 28).

Equity-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Equity-based compensation expense for options granted to non-employees is remeasured for changes in their fair value until the underlying options vest in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FIN 28.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

(n)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(o)	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding for the period, excluding common shares subject to repurchase. Diluted net loss per share reflects the potential dilution that could occur if certain securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method and upon the conversion of convertible preferred stock.

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2001, 2000 and 1999 because their effect would have been antidilutive:

	As of December 31,
	2001	2000	1999
Shares issuable under stock options	7,160,472	4,685,724	4,675,775
Shares of restricted stock subject to repurchase	1,246,647	3,243,109	—
Shares issuable pursuant to warrants	—	339,915	450,000
Shares of convertible preferred stock on an “as-if” converted basis	—	—	13,077,051

The weighted-average exercise price of stock options outstanding as of December 31, 2001, 2000 and 1999 was $15.21, $9.84, and $0.30, respectively. The exercise price of the warrants outstanding as of December 31, 2000 and 1999 was $12.50 and $0.01, respectively. The weighted-average repurchase price of restricted common shares outstanding as of December 31, 2001 was $0.89.

(p)	Advertising Costs

Advertising costs expensed as incurred. WebEx’s advertising and promotion expense was $6,556, $23,852, and $2,912 for the years ended December 31, 2001, 2000 and 1999 respectively. As of December 31, 2001 and 2000, included in prepaid expenses were $530 and $1,557, respectively, of prepaid advertising expense paid to a distribution partner in connection with a revenue sharing arrangement for advertising placement to be provided by the distribution partner.

(q)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

(r)	Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires the purchase method of accounting for all business combinations initiated after

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a material effect on our financial condition or results of operations.

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We will adopt SFAS 142 for our first quarter of 2002, and the adoption will not have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We will adopt SFAS 143 for our first quarter of 2003, and the adoption will not have a material effect on our financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and primarily addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001, with early application permitted. We will adopt SFAS 144 for our first quarter of 2002, and the adoption will not have a material effect on our financial condition or results of operations.

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 and 2000, consisted of the following:

	December 31,
	2001	2000
Computer equipment and purchased software	$28,832	$19,445
Office furniture and fixtures	498	498
Leasehold improvements	8,115	4,028
Vehicles	21	36

	37,467	24,007
Less accumulated depreciation and amortization	(12,105)	(3,505)

	$25,362	$20,502

Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $8,600, $3,136, and $254, respectively.

In the years ended December 31, 2001 and 2000 WebEx acquired $1,914 and $2,396, respectively, in computer equipment under capital leases.

NOTE 3.	SHORT-TERM DEBT

On March 29, 2001 WebEx entered into a loan agreement with a bank that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable, as defined in the agreement. Under this agreement, WebEx could initially borrow up to $2,000 under a revolving credit line bearing interest at 1.5% above the prime rate maturing April 30, 2002, and up to $5,500 on term advances bearing interest at 1.75% above the prime rate maturing September 30, 2003. Under the terms of the agreement, the interest rates will be reduced by 0.5% after a

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

profitability date, defined in the agreement as the date WebEx achieves a quarterly profit before deduction of equity-based compensation charges. Effective September 6, 2001, the agreement was amended to convert the entire $7,500 of borrowing capacity to the revolving credit line. As of December 31, 2001, available borrowings under the agreement totaled $2,000. Amounts borrowed under the revolving credit line may be repaid and reborrowed at any time prior to the maturity date. The loan agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenue. As of December 31, 2001, the interest rate was 6.25% and the Company was in compliance with these covenants.

NOTE 4.	STOCKHOLDERS’ EQUITY

(a)	Initial public offering

On August 2, 2000, the Company completed its initial public offering of 3,500,000 shares of common stock at a price of $14 per share. On August 3, 2000, the managing underwriters of the offering exercised an over-allotment option for 525,000 shares of common stock at a price of $14 per share. Net proceeds of the offering were approximately $50,482 after deducting underwriter discounts, commissions and other offering expenses.

(b)	Warrants and Distribution Partner Agreements

In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. These warrants to purchase preferred stock were converted into warrants to purchase common stock as a result of the initial public offering. Under the agreement, the distribution partner was required to include and promote WebEx services as part of its portal services. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred equity-based compensation and was amortized over the one year term beginning on the effective launch date of the portal arrangement.

In addition to the warrants, the agreement provided for payments to the distribution partner for initial set-up fees, achievement of customer milestones, and a minimum level of advertising services. Included in prepaid expenses at December 31, 2000, is the unamortized portion of the $1,000 set-up fees paid by WebEx for the portal arrangement. These fees were amortized over a one year term beginning on the effective launch date of the portal arrangement. Unamortized set-up fees were $0 and $589 at December 31, 2001 and December 31, 2000, respectively.

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

As of the termination date of the original agreement, the Company had a remaining obligation to pay the distribution partner $1,667 for the first milestone payment and unpaid advertising commitments. The distribution

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

partner had an obligation to provide $1,327 in additional advertising services. The termination agreement results in all previously existing obligations being considered fulfilled and resulted in a net gain to WebEx of $340. This gain has been treated as a discount on future advertising services and is being amortized as a reduction of advertising expense as advertising is purchased under the new agreement. Since the termination date, WebEx has amortized $204 of this gain based on advertising services received and recorded net advertising expense of $796. The deferred set-up fee and the fair value of the warrant recorded in connection with the original agreement was amortized over their original estimated life since the companies continued their revenue sharing activities.

In December 2001, the warrants were exercised using a net exercise provision resulting in the issuance of 207,131 shares of common stock to the distribution partner.

(c)	Stock Plans

WebEx was originally authorized to issue up to 6,400,000 shares of common stock in connection with its 1998 stock option plan to directors, employees and consultants. The 1998 stock option plan provides for the issuance of incentive stock options or nonstatutory stock options. During 2000, WebEx increased the number of common stock reserved for issuance under the 1998 stock option plan by 5,000,000 shares.

Under the 1998 stock option plan, 25% of the rights become vested one year after date of employment. The remaining 75% of the rights become vested at the rate of 2.08% per month over the next 36 months. Options generally expire in 10 years; however, expiration may occur earlier in the event of termination or death.

The exercise price for stock options is not less than 85%, in the case of nonqualified stock options, and 100%, in the case of incentive stock options, of the fair market value of the underlying common stock on the date of grant.

Effective March 2000, the 1998 stock option plan was amended to include stock purchase rights for early exercise of non-vested stock options that are subject to a restricted stock purchase agreement whereby WebEx has the right to repurchase stock upon the voluntary or involuntary termination of the purchaser’s employment with WebEx at the original issuance cost. WebEx’s repurchase right lapses in accordance with the original option vesting schedule. As of December 31, 2001, there was a total of 1,246,647 restricted common shares outstanding subject to repurchase at a weighted average exercise price per share of $0.89.

On June 17, 2000, WebEx’s stockholders approved the 2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan. The 2000 Stock Incentive Plan provides for the direct award or sale of shares of common stock and for the grant of options to purchase shares of common stock. Under the 2000 Stock Incentive Plan, 11,949,594 shares of common stock have been authorized for issuance. As of December 31, 2001, 7,494,908 shares are available for grant under the 2000 stock option plan. The 2000 Employee Stock Purchase Plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period not to exceed 24 months. Under the 2000 Employee Stock Purchase Plan, 2,737,398 shares of common stock have been reserved for issuance. As of December 31, 2001, 443,969 shares have been issued under the 2000 Employee Stock Purchase Plan and 2,293,429 shares are available for purchase.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

A summary of the options activity under the 1998 and 2000 stock option plans for the years ended December 31, 2001, 2000 and 1999, is as follows:

	December 31, 2001		December 31, 2000		December 31, 1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,685,924	$9.836	4,675,775	$0.303	2,676,207	$0.136
Granted	4,096,538	19.032	6,247,200	8.027	3,296,861	0.389
Exercised	(817,394)	3.804	(5,994,054)	0.658	(567,793)	0.172
Canceled	(804,596)	14.937	(243,947)	6.267	(729,500)	0.182

Outstanding at end of period	7,160,472	$15.212	4,685,724	$9.836	4,675,775	$0.303

Options vested at end of period	1,370,746	$12.072	452,392	$2.060	1,440,577	$0.239

As of December 31, 2001 the exercise prices and the weighted average remaining contractual life of outstanding options were as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$ 0.050 to $ 0.500	701,527	7.22	$0.433	151,841	$0.399
$ 1.500 to $ 3.000	673,141	8.19	1.844	218,882	1.789
$ 6.000 to $ 9.075	1,053,180	9.15	8.054	201,090	7.747
$10.000 to $12.010	1,493,416	9.11	10.701	477,062	10.500
$12.875 to $20.090	744,225	9.40	17.317	28,667	16.247
$20.720 to $25.575	1,439,450	9.31	24.588	155,816	24.932
$26.100 to $34.063	756,650	9.52	29.260	47,879	30.128
$34.750 to $55.375	298,883	8.76	41.817	89,509	41.730

	7,160,472	8.94	$15.212	1,370,746	$12.072

WebEx uses the intrinsic-value method in accounting for its employee stock-based compensation plans. In 2000 and 1999, WebEx recorded deferred equity-based compensation for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. In addition, in 2001 WebEx recognized additional equity-based compensation expense of $1,005 for vesting modifications to existing awards primarily related to terminated employees.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

Had compensation costs been determined in accordance with SFAS 123 for all of WebEx’s equity-based compensation plans, net loss and basic and diluted net loss per share would have been as follows:

	Year Ended December 31,
	2001	2000	1999
Net loss:
As reported	$27,632	$80,426	$14,371
Pro forma	51,002	84,465	14,434
Basic and diluted net loss per share:
As reported	$0.76	$3.81	$1.34
Pro forma	1.40	4.00	1.35

The fair value of each option granted during periods subsequent to the filing of our registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions: no dividends, expected life of 3.5 years, expected volatility of 90% and risk-free interest rates in 2000 and 2001 of 6.21% and 4.49%, respectively. The fair value of each option granted during periods prior to July 27, 2000 was estimated on the date of the grant using the minimum value method with the following weighted average assumptions: no dividends, expected life of 3.5 years and risk free interest rates in 2000 and 1999 of 6.39% and 5.78%, respectively. The weighted-average fair value of the options granted during the years ended December 31, 2001, 2000 and 1999 was $12.00, $9.70 and $3.29 per share, respectively.

The fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan in the years ended December 31, 2001 and 2000 was estimated using Black-Scholes option-pricing model using the following weighted average assumptions: no dividends, expected life of 1.25 and 1.35 years respectively, expected volatility of 90% and a risk free interest rate of 3.42% and 7.67% respectively. The weighted-average fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan during the years ended December 31, 2001 and 2000 was $6.01 and $7.12 per share respectively.

NOTE 5.	INCOME TAXES

WebEx’s reported income tax expense for the years ended December 31, 1999, 2000 and 2001 differs from the amount obtained by applying the federal statutory income tax rate of 35% to income (loss) before income taxes primarily due to the full valuation allowance recorded against the deferred tax asset resulting from net operating losses generated during the periods.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

	2001	2000
Deferred tax assets:
Reserves and accruals	$3,302	$1,316
Equity-based compensation	3,818	3,677
Intangible assets	126	458
Investment	305	—
Deferred revenue	244	38
Net operating loss and tax credit carryforwards	35,626	25,691

Gross deferred tax assets	43,421	31,180
Less valuation allowance	(43,190)	(30,292)

Total deferred tax assets	231	888

Deferred tax liabilities:
Property and equipment	231	888

Total deferred tax liabilities	231	888

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax assets are shown in the accompanying consolidated balance sheets. The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $12,898.

Deferred tax assets of approximately $665 as of December 31, 2001, pertain to net operating loss carryforwards resulting from the exercise of stock options. When recognized, the tax benefit of this portion of net operating loss will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

As of December 31, 2001, the Company had approximately $87,800 and $46,500 of net operating loss carryforwards for both federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in various years from 2018 to 2021 and the state net operating loss carryforwards expire beginning in the year 2003. The Company had approximately $1,600 of net operating loss carryforwards for foreign income tax purposes. The foreign net operating losses can be carried forward indefinitely.

As of December 31, 2001, the Company has research credit carryforwards for federal and state income tax purposes of approximately $971 and $1,064, respectively, available to reduce future income taxes. The federal research credit carryforwards will expire beginning in the year 2019 and the state research credit will carryforward indefinitely.

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred in connection with the purchase and sale of the Company’s securities. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

NOTE 6.	COMMITMENTS

WebEx leases certain equipment and facilities under non-cancelable capital and operating leases expiring through 2008.

Future minimum payments net of sub-lease income, by year and in the aggregate, as of December 31, 2001, are as follows:

Year Ending December 31,	Capital Leases	Non-Cancelable Operating Leases, Net
2002	1,542	3,769
2003	560	3,867
2004	—	3,890
2005	—	3,220
2006	—	2,460
thereafter	—	2,963

Future minimum lease payments	2,102	20,169

Less: amount representing interest	120

Present value of minimum lease payments	1,982
Less current portion	1,410

Capital lease obligation, less current portion	572

Rent expense under operating leases was $4,566, $2,201 and $447 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental income to be received under non-cancelable sub-lease for the years ended 2002, 2003 and 2004 are $654, $679, and $408, respectively. Rental income for the year ended December 31, 2001 was $425.

At December 31, 2001, WebEx has purchase commitments totaling approximately $6,092 for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities.

NOTE 7.	SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

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

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

WebEx’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO for purposes of making operating decisions and assessing financial performance WebEx has determined that it operates in a single operating segment, specifically, web communication services.

Significant customer information is as follows:

	Percent of Total Revenue Year Ended December 31,
	2001	2000	1999
Customer A	—	—	16%

As of December 31, 2001, all material assets and customers of WebEx were located in the United States. WebEx’s revenue was primarily derived from the following products and services:

	Year Ended December 31,
	2001	2000	1999
Contract development services	$—	$—	$169
Software products	—	182	795
Hosted services	81,186	25,207	1,643

NOTE 8.	RELATED PARTY TRANSACTIONS

WebEx has contracts for engineering services with two companies in China owned by the spouse of one of our founding executives, who is also a major stockholder. WebEx has contracts with these companies under which they perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expense for engineering services pursuant to these arrangements for the year ended December 31, 2001, 2000 and 1999 were $2,900, $2,915 and $290, respectively. Amounts paid for engineering services to these companies for the year ended December 31, 2001, 2000 and 1999 were $2,220, $2,602 and $290, respectively.

In April 2000, WebEx loaned $3,600 to its CEO. The loan matures in April 2002, bears interest at a rate of 6.5% per annum, and is secured by the personal residence of the CEO and 1,000,000 shares of WebEx stock. The loan was originally secured by 3,000,000 shares of WebEx stock. This amount was reduced by action of the disinterested members of the Board of Directors on October 17, 2000. The CEO made two principal payments on this loan of $1,200 on June 28, 2001 and $1,300 on December 28, 2001.

WebEx recorded revenue of $70, $0 and $418 for the years ended December 31, 2001, 2000 and 1999, respectively, from Baan, a software company which was founded by a member of WebEx’s Board of Directors. This Board member is also a principal in Vanenburg Capital Management I B.V., a holder of 7,114,533 shares of WebEx common stock as of December 31, 2001.

For the years ended December 31, 2001 and 2000, TIBCO Software, Inc. paid WebEx $169 and $125, respectively for our services. Vivek Ranadivé, one of our directors, is the President, Chief Executive Officer and

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

Chairman of the Board of TIBCO Software. During 2000, WebEx acquired $2,300 of software products and services from TIBCO.

NOTE 9.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth our quarterly results of operations data for each of the eight quarters ended December 31, 2001.

	Three Months Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$25,860	$22,134	$18,430	$14,761
Cost of revenue	5,873	5,693	5,342	4,619

Gross profit	19,987	16,441	13,088	10,142

Operating expenses:
Sales and marketing	11,639	11,710	12,053	11,806
Research and development	4,690	4,218	3,649	3,726
General and administrative	3,140	2,406	2,669	2,087
Equity-based compensation*	2,235	3,704	4,227	3,522

Total operating expenses	21,704	22,038	22,598	21,141

Operating loss	(1,717)	(5,597)	(9,510)	(10,999)
Other income, net	174	(515)	232	300

Net loss	$(1,543)	$(6,112)	$(9,278)	$(10,699)

Net loss per share, basic and diluted	$(0.04)	$(0.16)	$(0.26)	$(0.31)

Shares used in computing net loss per share basic and diluted	38,113	37,588	35,859	34,061

* Equity-based compensation:
Sales and marketing	527	1,595	2,321	2,159
Research and development	651	1,052	678	490
General and administrative	1,057	1,057	1,228	873

WEBEX COMMUNICATIONS, INC.
December 31, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

	Three Months Ended
	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$11,176	$7,465	$4,536	$2,211
Cost of revenue	4,441	3,213	1,769	658

Gross profit	6,735	4,252	2,767	1,553

Operating expenses:
Sales and marketing	13,882	15,491	12,698	8,736
Research and development	4,286	3,439	2,548	1,895
General and administrative	1,923	1,926	1,790	913
Equity-based compensation*	5,039	11,624	6,431	4,945

Total operating expenses	25,130	32,480	23,467	16,489

Operating loss	(18,395)	(28,228)	(20,700)	(14,936)
Other income, net	524	772	357	180

Net loss	$(17,871)	$(27,456)	$(20,343)	$(14,756)

Net loss per share, basic and diluted	$(0.54)	$(1.01)	$(1.60)	$(1.27)

Shares used in computing net loss per share basic and diluted	33,311	27,233	12,736	11,649

* Equity-based compensation:
Sales and marketing	2,647	3,230	2,435	1,604
Research and development	796	2,777	1,572	1,259
General and administrative	1,596	5,617	2,424	2,082

SCHEDULE II

WEBEX COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning balance	Additions		Deductions (a)	Ending balance
Allowances for Doubtful Accounts and Sales Reserve		Deducted from revenue	Charged to costs and expenses
Year Ended December 31, 1999	$22	—	288	—	$310
Year Ended December 31, 2000	$310	917	1,272	651	$1,848
Year Ended December 31, 2001	$1,848	9,352	3,432	7,807	$6,825

(a)	Represents amounts written off against the allowance, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the “Proxy Statement”), which proxy statement will be filed with the Securities and Exchange Commission before April 30, 2002. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sects entitled “Election of Director—Compensation of Directors”, “Executive Compensation and Related Information” and “Election of directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements—See Index to the Consolidated Financial Statements in Item 8 of this Report.

(2)
Financial Statement Schedules—See Index to the Consolidated Financial Statements in Item 8 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits—See Exhibit Index in Item 14(c) of this Report.

(b)	Reports on Form 8-K

None.

(c)	See Exhibit Index at page 50 of this Report, which index of exhibits is incorporated herein by reference.

(d)	See the Consolidated Financial Statements and Supplementary Data beginning on page 25 of this Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.

WEBEX COMMUNICATIONS, INC.

By:	/s/ SUBRAH S. IYAR
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR Subrah S. Iyar	Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2002

/s/ MIN ZHU Min Zhu	President and Director	March 28, 2002

/s/ CRAIG KLOSTERMAN Craig Klosterman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ JAN BAAN Jan Baan	Director	March 28, 2002

/s/ SOMSHANKER DAS Somshanker Das	Director	March 28, 2002

/s/ MARK LESLIE Mark Leslie	Director	March 28, 2002

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	March 28, 2002

/s/ VIVEK RANADIVÉ Vivek Ranadivé	Director	March 28, 2002

/s/ DAVID URE David Ure	Director	March 28, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2(1)*	Registrant’s 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.

10.6(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.

10.7(3)	Lease Agreement by and between Corporate Technology Centre Associates II LLC and the registrant, dated June 30, 1999.

10.8(1)	Sublease, dated April 26, 2000 by and between MarchFirst, Inc. and the registrant.

10.9(4)	Lease, dated October 25, 2000 by and between the registrant and North Valley Tech LLC.

10.10(4)	Lease, dated October 17, 2000 by and between the registrant and WDCI, Inc.

10.11(1)*	Loan and Security Agreement, dated April 10, 2000 by and between the registrant and Subrah S. Iyar.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (see page 49 of this Form 10-K).

(1)
Incorporated by reference from Exhibits 3.3, 4.1, 10.2, 10.3, 10.4, 10.8, and 10.9, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.
(3)
Incorporated by reference from Exhibits 3.4, 4.2, 10.1, 10.5, 10.6 and 10.7, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(4)
Incorporated by reference from Exhibit 10.1 and 10.2, respectively of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000.

*	Denotes a management contract or compensatory plan or arrangement.