Form 10-Q
period 2002-03-31
WEBEX COMMUNICATIONS INC
filed 2002-05-15
CIK 1109935

===============================================================================
                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------
                                   FORM 10-Q
                              -------------------
(Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

On May 1, 2002, 40,289,692 shares of Registrant's Common Stock, $0.001 par value were outstanding.

===============================================================================


                           WEBEX COMMUNICATIONS, INC.
              QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                MARCH 31, 2002

                              TABLE OF CONTENTS

                                                                  Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at
          March 31, 2002 and December 31, 2001                         3

         Unaudited Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2002 and 2001           4

         Unaudited Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2002 and 2001           5

         Notes to Unaudited Condensed Consolidated Financial           6
          Statements

Item 2. Management's Discussion and Analysis of Financial Condition 10 and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   21

PART II. OTHER INFORMATION

Item 5.  Other Information                                            22

Item 6.  Exhibits and Reports on Form 8-K	                            22

Signatures                                                            23

Exhibit Index                                                         24



                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              WEBEX COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                       ASSETS


                                                       March 31,   December 31,
                                                          2002         2001
                                                     ------------ ------------
Current assets:
  Cash and cash equivalents                             $47,268      $42,146
  Accounts receivable, net of allowances
   of $6,845 and $6,825, respectively                    18,828       17,938
  Prepaid expenses and other current assets               1,000        1,830
  Due from related party                                     --        1,100
                                                     ------------ ------------
     Total current assets                                67,096       63,014
  Property and equipment, net                            24,522       25,362
  Other non-current assets                                1,874        1,920
                                                     ------------ ------------
     Total assets                                       $93,492      $90,296
                                                     ============ ============
                        LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 9,089      $ 9,156
  Accrued liabilities                                     7,494        6,695
  Deferred revenue                                        8,122        8,136
  Current portion of capital lease obligation             1,251        1,410
  Short-term debt                                         5,500        5,500
                                                     ------------ ------------
     Total current liabilities                           31,456       30,897
Capital lease obligation less current portion               255          572
                                                     ------------ ------------
     Total liabilities                                   31,711       31,469
                                                     ------------ ------------
Stockholders' equity:
  Common stock                                               40           40
  Additional paid-in capital                            189,725      189,649
  Notes receivable from stockholder                         (45)         (45)
  Deferred equity-based compensation                     (3,986)      (5,724)
  Accumulated deficit                                  (123,990)    (125,120)
  Accumulated other comprehensive income                     37           27
                                                     ------------ ------------
     Total stockholders' equity                          61,781       58,827
                                                     ------------ ------------
     Total liabilities and stockholders' equity         $93,492      $90,296
                                                     ============ ============

             See accompanying notes to unaudited condensed consolidated financial statements.


                              WEBEX COMMUNICATIONS, INC.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                        Three Months Ended
                                                   ---------------------------
                                                     March 31,      March 31,
                                                        2002           2001
                                                   ------------   ------------
Net revenues                                          $29,569        $14,761
Cost of revenues                                        6,014          4,619
                                                   ------------   ------------
     Gross profit                                      23,555         10,142
                                                   ------------   ------------
Operating expenses:
  Sales and marketing                                  13,235         11,806
  Research and development                              5,224          3,726
  General and administrative                            3,307          2,087
  Equity-based compensation*                              622          3,522
                                                   ------------   ------------
     Total operating expenses                          22,388         21,141
                                                   ------------   ------------
     Operating income (loss)                            1,167        (10,999)
Interest and other income (expense), net                   (2)           300
                                                   ------------   ------------
Net income (loss) before income tax                     1,165        (10,699)
Provision for income tax                                   35             --
                                                   ------------   ------------
Net income (loss)                                     $ 1,130       ($10,699)
                                                   ============   ============

Net income (loss) per share:
Basic                                                 $  0.03        $ (0.31)
Diluted                                                  0.03          (0.31)

Shares used in per share calculations:
Basic                                                  38,976         34,061
Diluted                                                42,649         34,061

*Equity-based compensation:
  Sales and marketing                                 $   198        $ 2,159
  Research and development                                125            490
  General and administrative                              299            873
                                                   ------------  -------------
                                                      $   622        $ 3,522
                                                   ============   ============

          See accompanying notes to unaudited condensed consolidated financial statements.


                                  WEBEX COMMUNICATIONS, INC.

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                         Three Months Ended
                                                    --------------------------
                                                      March 31,      March 31,
                                                         2002           2001
                                                    ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                     $  1,130       $(10,699)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Provisions for doubtful accounts and sales allowance    4,267          1,645
  Depreciation and amortization                           2,901          1,835
  Other than temporary declines in equity investments       125             --
  Equity-based compensation                                 622          3,522
  Changes in operating assets and liabilities:
   Accounts receivable                                      491         (1,182)
   Prepaid expenses and other current assets                830          1,096
   Other non-current assets                                  (8)           (65)
   Accounts payable                                         (67)        (1,252)
   Accrued liabilities                                      799          2,009
   Deferred revenue                                         (14)          (693)
   Other                                                     11             (5)
                                                    ------------   ------------
    Net cash provided by (used in) operating
     Activities                                           5,439         (6,015)
                                                    ------------   ------------
Cash flows from investing activities:
  Payments from related party                             1,100             --
  Payments of security deposits                            (203)            --
  Purchases of property and equipment                    (1,932)        (4,022)
                                                    ------------   ------------
    Net cash used in investing activities                (1,035)        (4,022)

Cash flows from financing activities:
  Net proceeds from issuances of common stock             1,194            146
  Repurchase of restricted stock                             --            (16)
  Principal payments on capital lease obligation           (476)          (310)
  Borrowings under debt agreement                         5,500          5,500
  Repayments under debt agreement                        (5,500)            --
    Net cash provided by financing activities               718          5,320
                                                    ------------   ------------
Net change in cash and cash equivalents                   5,122         (4,717)
Cash and cash equivalents at beginning of the period     42,146         28,214
                                                    ------------   ------------
Cash and cash equivalents at end of the period         $ 47,268       $ 23,497
                                                    ============   ============
Supplemental disclosures of non-cash investing
 and financing activities:
  Reduction in equity-based compensation due to
   forfeitures of stock options                        $   (864)      $   (432)
                                                    ============   ============
           See accompanying notes to unaudited condensed consolidated financial statements.




                           WEBEX COMMUNICATIONS, INC.
                            March 31, 2002 and 2001
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except per share amounts)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes as of and for the year ended December 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue Recognition

Revenue is derived from web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and hosting fees in limited cases of customer-
dedicated hosted software.   The subscription arrangements are considered
service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.
The Company also enters into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-
per-use basis.   Revenue under these arrangements are derived from hosted
services provided to end users and are recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until
otherwise earned by WebEx.   In cases where WebEx collects from the end-user,
revenue is recognized at the gross amount received from end users with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.

During 2000, we entered into a distribution agreement with a partner where by we received $1,000 in equity securities of the distribution partner in consideration for services to be provided over the term of the agreement. We have accounted for this agreement in accordance with the provisions of EITF Issue No. 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." For the quarter ended March 31, 2002 and 2001, we have recognized $730 and $0 in revenue, respectively, under this agreement.

Persuasive evidence for all of our arrangements is represented by a signed contract. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both earned by WebEx and paid by the reseller. For all other arrangements, an estimate of the sales reserve for losses on receivables due to customer cancellations or terminations is recorded as a reduction in reported revenues at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.
WebEx records an allowance for doubtful accounts to reduce accounts receivables to amounts expected to be received from customers. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts.
The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, which generally result from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements.

3. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net income
(loss) per common share for the three months ended March 31, 2002 and 2001:




                                                          March 31,
                                                    --------------------
                                                       2002       2001
                                                    ---------  ---------
             Numerator:
              Net income (loss)                      $  1,130   ($10,699)
                                                    ---------  ---------
             Denominator:
              Denominator for basic net income
               (loss) per common share                 38,976     34,061
                                                    ---------  ---------

              Effect of dilutive securities:
               Weighted-average shares subject
                to repurchase                           1,145         --
               Weighted-average options outstanding     2,528         --
                                                    ---------  ---------

              Denominator for diluted net income
               (loss) per common share--adjusted
               weighted-average shares and assumed
               conversions                             42,649     34,061
                                                    =========  =========

              Basic net income (loss) per common
               Share                                 $   0.03   $  (0.31)
                                                    =========  =========

              Diluted net income (loss) per common
               Share                                 $   0.03   $  (0.31)
                                                    =========  =========

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2002 and March 31, 2001 because their effect would have been antidilutive:


                                                          March 31,
                                                    --------------------
                                                       2002       2001
                                                    ---------  ---------
Shares issuable under stock options            2,727      4,938
Shares of restricted common stock subject
 to repurchase                                    --      2,394
Shares issuable pursuant to warrants              --        340


The exercise price of antidilutive stock options outstanding as of March 31, 2002 range from $19.13 to $55.38 and as of March 31, 2001 the range was from $0.05 to $55.38. The weighted-average exercise price of warrants outstanding as of March 31, 2001 was $12.50. The weighted-average repurchase price of restricted common shares outstanding as of March 31, 2001 was $0.83.


4. Related Party Transactions

WebEx has contracts for engineering services with two companies in China owned by the spouse of one of our founding executives, who is also a major stockholder. WebEx has contracts with these companies under which they perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expense for engineering services pursuant to these arrangements for the three month period ending March 31, 2002 and March 31, 2001 were $750 and $570, respectively.
In April 2000, WebEx loaned $3,600 to its CEO. The loan matured in April 2002, bears interest at a rate of 6.5% per annum, and is secured by the personal residence of the CEO and 1,000,000 shares of WebEx stock. The loan was originally secured by 3,000,000 shares of WebEx stock. The CEO paid the remaining principal and outstanding interest on March 26, 2002 and the loan was retired.

5. Commitments

At March 31, 2002, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $5.1 million.

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



7. Recent Accounting Pronouncements

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

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We adopted SFAS 142 in the first quarter of 2002, and the adoption did not have a material effect on our financial condition or results of operations.

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

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. We adopted SFAS 144 in the first quarter of 2002, and the adoption did not have a material effect on our financial condition or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements as to expected benefits of our products and services, expected expenses including those related to sales and marketing, research and development, general and administrative and equity-based compensation, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected improvement of our cash flow, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell the our services, the economy and the strength of competitive offerings and the prices being charged by those competitors.

Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto which appear elsewhere herein.

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

In February 1999, with the introduction of WebEx Meeting Center, we began providing our customers and distribution partners access to our hosted services under subscription and other service arrangements and discontinued selling software licenses to end-users. Under these arrangements, end-users access our services hosted on our servers using a standard web browser. Under the consensus published by the Emerging Issues Task Force of the Financial Accounting Standards Board for Issue No. 00-3, Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware, hosted services revenue is recog-nized ratably over the service period, which varies from 1 to 24 months, and includes software use (subscription) fees and set-up fees. Initial set-up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term WebEx provides training services, web-page design and set-up services. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

Persuasive evidence for all of our arrangements is represented by a signed contract. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both earned by WebEx and paid by the reseller. For all other arrangements, an estimate of the sales reserve for losses on receivables due to customer cancellations or terminations is recorded as a reduction in reported revenues at the time of the sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historic rate, then the sales reserve may not be sufficient to provide for actual losses.

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

Equity-based compensation expense consists of amortization of deferred equity-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for employees and the fair value of stock options and warrants granted to non-employees. As of March 31, 2002, we had recorded cumulative deferred equity-based compensation costs of approximately $42.9 million, in connection with the grant of stock options and warrants to employees and non-employees. Based on outstanding options granted to non-employees and employees as of March 31, 2002, we expect to recognize equity-based compensation expense of at least $3.9 million in 2002 and $1.7 million in 2003. In connection with the calculation of equity-based compensation expense, members of the Company's Board of Directors are treated the same as employees of the Company.

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.


                                                  Three Months Ended
                                                        March 31,
                                                  ------------------
                                                    2002      2001
                                                  --------  --------
                   Net revenues                      100%      100%

                   Cost of revenues                   20        31
                                                  --------  --------
                        Gross profit                  80        69
                   Operating expenses:
                    Sales and marketing               45        80
                    Research and development          18        25
                    General and administrative        11        14
                    Equity-based compensation          2        24
                                                  --------  --------
                        Total operating expenses      76       143
                                                  --------  --------
                        Operating income (loss)        4       (74)
                   Interest and other income
                    (expense), net                    (0)        2
                   Provision for income tax            0        --
                                                  --------  --------
                   Net income (loss)                   4%      (72)%
                                                  ========  ========

Net revenues. Net revenues increased $14.8 million to $29.6 million for the three months ended March 31, 2002 from $14.8 million for the three months ended March 31, 2001. This increase was primarily due to growth in our direct subscribing customer base and increased usage by existing customers.

Cost of revenues. Our cost of revenues consists of costs related to user set-up, network operations and technical support and training activities, including Internet and telephony communication access costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $1.4 million to $6.0 million for the three months ended March 31, 2002 from $4.6 million for the three months ended March 31, 2001. The increase for the three months ended March 31, 2002 was primarily due to increases in the costs for delivering our services to more customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $1.4 million to $13.2 million for the three months ended March 31, 2002 from $11.8 million for the three months ended March
31, 2001.   This increase was the result of increased spending on marketing related programs and spending on sales and support personnel and commission expenses associated with our increased sales volume.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting engineering services. Research and development expense increased $1.5 million to $5.2 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31,
2001.   This increase was primarily related to personnel and equipment related expenses resulting from an increase in headcount.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $1.2 million to $3.3 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. This increase was primarily due to personnel and bad debt expenses. Bad debt expense increased $0.9 million to $1.4 million in the three months ended March 31, 2002 from $0.5 million in the three months ended March 31, 2001. This increase was due to the increase in accounts receivable which was the result of our increased revenue generated by our growing installed base of customers.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $2.9 million to $0.6 million for the three months ended March 31, 2002 from $3.5 million for the
three months ended March 31, 2001.   This decrease was due the vesting of
options granted and forfeitures related to terminated employees and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly.

Interest and other income (expense), net. Interest and other income (expense), net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income (expense), net decreased $0.3 million to ($0.0) million for the three months ended March 31, 2002 from $0.3 million for the three months ended March 31, 2001. This decrease was primarily due to the recognition of an additional impairment loss of $125,000 on an investment in Tonbu, Inc., a privately-held distribution partner, less interest earned due to the payoff of principal of the loan to our CEO and the reduction in interest rates on cash equivalents. The impairment loss on the investment resulted from a determination that an other than temporary decline in its value occurred after the evaluation of several factors, including recent capital raising activities undertaken by Tonbu, Inc.

Provision for income taxes. We realized net operating income in the three months ended March 31, 2002 and a net operating loss in the three months ended March 31, 2001. We paid no federal, state and foreign income taxes in those periods. Nor have we recognized any tax benefits for the related tax operating loss carryforwards. We have concluded it is more likely than not that such benefits will not be utilized. We recorded a provision for income taxes based on our estimated effective tax rate for 2002 of 3% which primarily reflects expected foreign income tax expense.

Net income (loss). As a result of the foregoing, net loss decreased $11.8 million to a net income of $1.1 million for the three months ended March 31, 2002 as compared to a net loss of $10.7 million for the three months ended March 31, 2001.

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

As of March 31, 2002, cash and cash equivalents were $47.3 million, an increase of $5.1 million compared with cash and cash equivalents of $42.2 million as of December 31, 2001.

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2002, as compared to $6.0 million used in operating activities for the three months ended March 31, 2001. Cash provided by operating activities was primarily due to net operating income.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2002, as compared to $4.0 million for the three months ended March 31, 2001. Net cash used in investing activities related primarily to capital expenditures for equipment, hardware and software used in our data operations center. This was partially offset by the repayment of the remaining principal and interest outstanding on a loan to our CEO.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2002, as compared to $5.3 million for the three months ended March 31, 2001, and was primarily the result of cash received on stock options exercised.

As of March 31, 2002, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $5.1 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, net of sublease rental income, under these leases amount to approximately $20.2 million.

We lease capital equipment under various capital lease obligations that expire through 2003. Total future minimum lease payments amount to approximately $1.6 million.

We borrow funds under a revolving credit line that expires in June 2002. As of March 31, 2002, we had borrowed $5.5 million under this arrangement and $2.0 million remained available.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We expect to experience positive cash flow for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

We incurred net losses in 1998, 1999, 2000 and 2001. While we realized net earnings in the first quarter of 2002, there is no assurance that we will be able to achieve these results in the future, and we may experience net losses in future quarters.

As of March 31, 2002, we had an accumulated deficit of approximately $124.0 million. We recorded net earnings of approximately $1.1 million for the three months ended March 31, 2002 compared to net losses of approximately $10.7 million for the three months ended March 31, 2001. Our net earnings were approximately 4% of revenue for the three months ended March 31, 2002. While we realized net earnings in the first quarter of 2002, we may experience net losses in future quarters. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

If any of these factors impact our business in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform and our competitors' success could impact our longer-term financial performance by reducing demand for our services.

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

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on thirty days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to 12 months. For the quarter ended March 31, 2002, over 95% of the contracts entered into in the quarter ended December 31, 2001 were renewed beyond their initial term. We may terminate customers who have failed to pay for our services. In the first three months of 2002, we terminated approximately 150 customers who had failed to pay for our services on a timely basis. We anticipate that termination of non-paying customers will continue for the foreseeable future. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer's employees to learn about and use our services, the failure of the services to meet the customer's expectations or requirements, financial difficulties experienced by the customer, and the customer's decision to use services or products offered by a competitor. We may not obtain a sufficient number of additional customers to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 90% of our revenue from direct sales to customers. For the three months ended March 31, 2002, we had distribution agreements in place with approximately 190 distribution partners. For the three months ended March 31, 2002, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have been initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid.
We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our interactive communications services for websites will suffer and our business and operating results will be harmed.

If we are not successful in developing, deploying and selling new services, our operating results may suffer.

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 60% of our revenue for the three months ended March 31, 2002. Although we have recently experienced growth in sales of our newer services, primarily our On Stage service, these services have been available only a short time and it is uncertain whether these newer services will provide
significant revenue in the future.   If we are not successful in developing,
deploying and selling new services, our operating results will suffer.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the first quarter of 2002, our average peak usage has been running at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.

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

As of March 31, 2002, we had approximately $4.0 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense.

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

We currently rely on three related companies located in China, WebEx Haifei, WebEx Suzhou, and WebEx Hong Zhou, to conduct quality assurance testing and software development activities. These companies are owned by the spouse of Min Zhu, one of our executive officers. Mr. Zhu has represented and the Company believes that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, profits or otherwise. We have contracts with these companies under which they perform development projects, assign ownership of the work performed to us, and invoice us for services rendered based on a monthly fee per employee working on WebEx projects. Most of the personnel who conduct these activities are contract engineers to these companies. Although our transactions with these companies are approved by our disinterested directors, because these companies are owned by the spouse of one of our executive officers, there may be a perception that the terms of those arrangements are influenced by that relationship. Our reliance on independent contractors located in China for quality assurance and software development activities exposes us to a variety of economic and political risks including but not limited to, trade restrictions, tariffs and travel restrictions. The loss of these arrangements may cause our costs to increase. In addition, current political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

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

We currently serve customers and end-users who use a wide variety of constantly changing hardware and software applications and networking platforms. If our services are unable to support these platforms, they may fail to gain broad market acceptance, which would cause our operating results to suffer. Our success depends on our ability to deliver our services to multiple platforms and existing, or legacy systems and to modify our services and underlying technology as new versions of applications are introduced. In addition, the success of our services depends on our ability to anticipate and support new standards, especially web standards.

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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel increased from 451 employees at March 31, 2001 to 522 at March 31, 2002, and we expect continued increases in our personnel in 2002. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We hired approximately 170 people lasting the 12 months ended March 31, 2002, and we expect to continue to increase our personnel throughout the remainder of 2002. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2001 and the first quarter of 2002 have made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our services may be adversely affected. If we fail to retain and recruit necessary sales, technical, marketing or other personnel, our ability to develop new services, to sell our services, and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our services and could harm our business and reputation.

The success of our interactive communications services for websites depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our interactive communications services or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, our efforts to implement our disaster recovery plans or restore our services to normal levels in a timely manner are not successful, our business would be adversely affected. In addition, business interruption insurance may not adequately compensate us for losses that may occur.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer and 23 patent applications pending in the United States and we may seek additional patents in the future. These patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include:
ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, WebEx sound mark, Meeting-Enable Your Web Site, We've Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,
   - third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;
   - laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;
   - effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
   - other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and
   - policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Although no legal actions alleging patent infringement have been filed against us, our services may infringe issued patents. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed patent applications relating to our services. From time to time we receive notices alleging that we infringe intellectual property rights of third parties. In such cases, we typically investigate and respond to the allegations. While we are not aware of any such allegations that we believe represent a material risk to the Company, it is possible that the Company could become involved in intellectual property litigation in the future. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. We invested $1 million in Tonbu, Inc., a privately-held distribution partner, in January 2001. We wrote-down $750,000 of this investment in the three months ending September 30, 2001 and wrote-down an additional $125,000 in the three months ended March 31, 2002. The future value of this investment is uncertain and could result in further write-downs of all or part of the investment. As of March 31, 2002, we had no other specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which could harm our operating results.

We must compete successfully in the interactive communications services market.

The market for interactive communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our interactive communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services, such as Centra Software, Genesys, Raindance, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. Other software vendors, such as Oracle, have announced the availability of competitive offerings. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.

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

Economic growth has been slow and future economic conditions in the United States and internationally are uncertain. In addition, the recent terrorists attacks in the United States, the threat of such attacks in the future, and the unstable conditions in the Middle East and elsewhere may further weaken the economy in the United States and internationally. In particular, some of the companies that buy or resell or that are likely to buy or resell our services are high technology companies or are in the Internet industry which may face financial problems related to economic conditions or other factors. If economic conditions deteriorate as a result of economic, political or social turmoil, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

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

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and March 31, 2002, our stock price has traded as high as $29.12 on January 4, 2002, and as low as $11.30 on February 28, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

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

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could affect our financial performance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We sell a limited amount of our services outside the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates. To date, we have not used derivative instruments to manage foreign currency risks.

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



                          PART II - OTHER INFORMATION


Item 5.  Other Information

Scott Sandell resigned from our board of directors effective February 20, 2002. In addition, on February 20, 2002, Mark Leslie and Anthony Muller were appointed to our board of directors.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

Exhibit
Number        Description
-------       ----------------------
3.1*          Amended and Restated Certificate of Incorporation
3.2**         Amended and Restated Bylaws
4.1*	          Form of Common Stock Certificate
-------

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

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.






                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WEBEX COMMUNICATIONS, INC.

Date:  April 13, 2002                              By:  /s/ Craig Klosterman
                                                   --------------------------
                                                         Craig Klosterman
                                                      Chief Financial Officer
                                                   (Duly Authorized Officer,
                                                   Principal Financial and
                                                   Principal Accounting
                                                   Officer)


                                EXHIBIT INDEX


Exhibit
Number        Description
-------       ----------------------
3.1*          Amended and Restated Certificate of Incorporation
3.2**         Amended and Restated Bylaws
4.1*	          Form of Common Stock Certificate
-------

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