Form 10-Q/A
period 2002-03-31
WEBEX COMMUNICATIONS INC
filed 2002-05-17
CIK 1109935

===============================================================================
                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------
                                   FORM 10-Q/A
                              -------------------
(Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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









                                Amendment No. 1

Webex Communications, Inc. hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on May 15, 2002 to correct the typographical error shown on the line item "Accounts Receivable" in the "Condensed Consolidated Statements of Cash Flows" for the Three Months ended March 31, 2002 to show ($5,157) instead of $491 and for the Three Months ended March 31, 2001 to show ($3,408) instead of ($1,182).


                              WEBEX COMMUNICATIONS, INC.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                         Three Months Ended
                                                    ---------------------------
                                                      March 31,      March 31,
                                                         2002           2001
                                                    ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                     $  1,130       $(10,699)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Provisions for doubtful accounts and sales allowance    4,267          1,645
  Depreciation and amortization                           2,901          1,835
  Other than temporary declines in equity investments       125             --
  Equity-based compensation                                 622          3,522
  Changes in operating assets and liabilities:
   Accounts receivable                                   (5,157)        (3,408)
   Prepaid expenses and other current assets                830          1,096
   Other non-current assets                                  (8)           (65)
   Accounts payable                                         (67)        (1,252)
   Accrued liabilities                                      799          2,009
   Deferred revenue                                         (14)          (693)
   Other                                                     11             (5)
                                                    ------------   ------------
    Net cash provided by (used in) operating
     Activities                                           5,439         (6,015)
                                                    ------------   ------------
Cash flows from investing activities:
  Payments from related party                             1,100             --
  Payments of security deposits                            (203)            --
  Purchases of property and equipment                    (1,932)        (4,022)
                                                    ------------   ------------
    Net cash used in investing activities                (1,035)        (4,022)
                                                    ------------   ------------
Cash flows from financing activities:
  Net proceeds from issuances of common stock             1,194            146
  Repurchase of restricted stock                             --            (16)
  Principal payments on capital lease obligation           (476)          (310)
  Borrowings under debt agreement                         5,500          5,500
  Repayments under debt agreement                        (5,500)            --
                                                    ------------   ------------
    Net cash provided by financing activities               718          5,320
                                                    ------------   ------------
Net change in cash and cash equivalents                   5,122         (4,717)
Cash and cash equivalents at beginning of the period     42,146         28,214
                                                    ------------   ------------
Cash and cash equivalents at end of the period         $ 47,268       $ 23,497
                                                    ============   ============
Supplemental disclosures of non-cash investing
 and financing activities:
  Reduction in equity-based compensation due to
   forfeitures of stock options                        $   (864)      $   (432)
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

                                                   WEBEX COMMUNICATIONS, INC.

Date:  May 16, 2002                                By:  /s/ Craig Klosterman
                                                   --------------------------
                                                         Craig Klosterman
                                                      Chief Financial Officer
                                                   (Duly Authorized Officer,
                                                   Principal Financial and
                                                   Principal Accounting
                                                   Officer)