Form 10-Q
period 2002-06-30
WEBEX COMMUNICATIONS INC
filed 2002-08-14
CIK 1109935

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

                  For the quarterly period ended June 30, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________ .

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

On July 31, 2002, 40,589,977 shares of Registrant's Common Stock, $0.001 par value were outstanding.



                               WEBEX COMMUNICATIONS, INC.
                  QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                    JUNE 30, 2002

                                  TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at
          June 30, 2002 and December 31, 2001                              3

         Unaudited Condensed Consolidated Statements of Operations
          for the three months and six months ended June 30, 2002
          and 2001	                                                   4

         Unaudited Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 2002 and 2001                  5

         Notes to Unaudited Condensed Consolidated Financial Statements	   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 4.  Submission of Matters to a Vote of Security Holders              23

Item 5.  Other Information                                                23

Item 6.  Exhibits and Reports on Form 8-K                                 23

Signatures                                                                25

Exhibit Index                                                             26



                           PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             WEBEX COMMUNICATIONS, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                     ASSETS

                                                        June 30,   December 31,
                                                          2002         2001
                                                     ------------  ------------
Current assets:
  Cash and cash equivalents                            $ 43,117      $ 42,146
  Short-term investments                                  9,572            --
  Accounts receivable, net of allowances
   of $6,910 and $6,825, respectively                    19,219        17,938
  Prepaid expenses and other current assets               1,048         1,830
  Due from related party                                     --         1,100
                                                     ------------  ------------
    Total current assets                                 72,956        63,014
Property and equipment, net                              25,848        25,362
Other non-current assets                                  1,661         1,920
                                                     ------------  ------------
    Total assets                                       $100,465      $ 90,296
                                                     ============  ============
                     LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 10,012      $  9,156
  Accrued liabilities                                     7,291         6,695
  Deferred revenue                                        8,344         8,136
  Current portion of capital lease obligations            1,092         1,410
  Short-term debt                                         5,000         5,500
                                                     ------------  ------------
    Total current liabilities                            31,739        30,897
Capital lease obligations less current portion               50           572
                                                     ------------  ------------
    Total liabilities                                    31,789        31,469
                                                     ------------  ------------
Commitments

Stockholders' equity:
  Common stock                                               40            40
  Additional paid-in capital                            191,835       189,649
  Notes receivable from stockholder                         (45)          (45)
  Deferred equity-based compensation                     (2,557)       (5,724)
  Accumulated deficit                                  (120,714)     (125,120)
  Accumulated other comprehensive income                    117            27
                                                     ------------  ------------
    Total stockholders' equity                           68,676        58,827
                                                     ------------  ------------
    Total liabilities and stockholders' equity         $100,465      $ 90,296
                                                     ============  ============

            See accompanying notes to unaudited condensed consolidated financial statements.


                         WEBEX COMMUNICATIONS, INC.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)


                                         Three Months Ended  Six Months Ended
                                         ------------------ ------------------
                                         June 30,  June 30, June 30,  June 30,
                                           2002      2001     2002      2001
                                         --------  -------- --------  --------
Net revenues                              $33,242   $18,430  $62,811   $33,191
Cost of revenues                            5,926     5,342   11,940     9,961
                                         --------  -------- --------  --------
    Gross profit                           27,316    13,088   50,871    23,230
                                         --------  -------- --------  --------
Operating expenses:
  Sales and marketing                      14,224    12,053   27,460    23,859
  Research and development                  5,625     3,649   10,849     7,375
  General and administrative                3,497     2,669    6,803     4,755
  Equity-based compensation*                  612     4,227    1,234     7,749
                                         --------  -------- --------  --------
      Total operating expenses             23,958    22,598   46,346    43,738
                                         --------  -------- --------  --------
   Operating income (loss)                  3,358    (9,510)   4,525   (20,508)
Interest and other income, net                 19       232       17       531
                                         --------  -------- --------  --------
Net income (loss) before income tax         3,377    (9,278)   4,542   (19,977)
Provision for income tax                     (101)       --     (136)       --
                                         --------  -------- --------  --------
Net income (loss)                         $ 3,276  ($ 9,278) $ 4,406  ($19,977)
                                         ========  ======== ========  ========

Net income (loss) per share:
Basic                                     $  0.08   $ (0.26) $  0.11   $ (0.57)
Diluted                                      0.08     (0.26)    0.10     (0.57)

Shares used in per share calculations:
Basic                                      39,511    35,859   39,244    34,965
Diluted                                    42,389    35,859   42,520    34,965

*Equity-based compensation:
  Sales and marketing                     $    11   $ 2,321  $   209   $ 4,480
  Research and development                    161       678      286     1,168
  General and administrative                  440     1,228      739     2,101
                                         --------  -------- --------  --------
                                          $   612   $ 4,227  $ 1,234   $ 7,749
                                         ========  ======== ========  ========

             See accompanying notes to unaudited condensed consolidated financial statements.


                            WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                          Six Months Ended
                                                       ----------------------
                                                        June 30,    June 30,
                                                          2002        2001
                                                       ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                     $  4,406    $(19,977)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Provisions for doubtful accounts and sales allowance    8,551       4,382
   Depreciation and amortization                           5,938       4,011
   Other than temporary declines in equity investments       250          --
   Equity-based compensation                               1,234       7,749
   Changes in operating assets and liabilities:
    Accounts receivable                                   (9,832)    (10,177)
    Prepaid expenses and other current assets                782       2,088
    Other non-current assets                                 (19)       (130)
    Accounts payable                                         856      (2,434)
    Accrued liabilities                                      596       1,918
    Deferred revenue                                         208        (215)
    Other                                                     91          34
                                                       ----------  ----------
      Net cash provided by (used in) operating
       activities                                         13,061     (12,751)
                                                       ----------  ----------
Cash flows from investing activities:
  Payments from related party                              1,100       1,200
  Payments of security deposits                             (233)         --
  Purchases of short-term investments                     (9,572)     (9,869)
  Purchases of property and equipment                     (6,166)     (7,157)
                                                       ----------  ----------
      Net cash used in investing activities              (14,871)    (15,826)
                                                       ----------  ----------
Cash flows from financing activities:
  Net proceeds from issuances of common stock              4,187      22,897
  Repurchase of restricted stock                             (66)        (23)
  Principal payments on capital lease obligations           (840)       (434)
  Borrowings under debt agreement                         10,500       5,500
  Repayments under debt agreement                        (11,000)         --
                                                       ----------  ----------
      Net cash provided by financing activities            2,781      27,940
                                                       ----------  ----------
Net change in cash and cash equivalents                      971        (637)
Cash and cash equivalents at beginning of the period      42,146      28,214
                                                       ----------  ----------
Cash and cash equivalents at end of the period          $ 43,117    $ 27,577
                                                       ==========  ==========
Supplemental disclosures of non-cash investing
 and financing activities:
  Acquisition of property and equipment under
   capital leases                                       $     --    $    260
                                                       ==========  ==========
  Reduction in equity-based compensation due to
   forfeitures of stock options                         $  2,310    $    543
                                                       ==========  ==========

             See accompanying notes to unaudited condensed consolidated financial statements.


                             WEBEX COMMUNICATIONS, INC.
                               June 30, 2002 and 2001
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read together with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. Revenue Recognition

Revenue is derived from the sale of web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and
hosting fees in limited cases of customer-dedicated hosted software.   The
subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company's services on a revenue
sharing, discounted or pay-per-use basis.   Revenue under these arrangements
is derived from hosted services provided to end users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or
until otherwise earned by WebEx.   In cases where WebEx collects from the
end-user, revenue is recognized at the gross amount received from end users with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.

During 2000, we entered into a distribution agreement with a partner whereby we received $1,000 in equity securities of the distribution partner in consideration for services to be provided over the term of the agreement. We have accounted for this agreement in accordance with the provisions of EITF Issue No. 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." In the six months ended June 30, 2002 and 2001 we recognized $520 and $30 in revenue, respectively, under this agreement. As of June 30, 2002, we have earned the total revenue of $1,000 related to the equity consideration completing this part of the agreement.

Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both forfeited and paid by the reseller. For all other arrangements, an estimate of the sales reserve for losses on receivables due to customer cancellations or terminations is recorded as a reduction in revenues at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.

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

3. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net income (loss) per share reflects the dilution of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2002 and 2001:

                                       Three Months Ended  Six Months Ended
                                       ------------------ ------------------
                                       June 30,  June 30, June 30,  June 30,
                                         2002      2001     2002      2001
                                       --------  -------- --------  --------
Numerator:
  Net income (loss)                     $3,276   ($9,278)  $4,406  ($19,977)
                                       --------  -------- --------  --------
Denominator:
  Denominator for basic net income
  (loss) per common share               39,511    35,859   39,244    34,965

  Effect of dilutive securities:
    Restricted common shares subject
     to repurchase                         932        --      981        --
    Stock options outstanding            1,946        --    2,295        --
                                       --------  -------- --------  --------
    Denominator for diluted net
     income (loss) per common share     42,389    35,859   42,520    34,965
                                       ========  ======== ========  ========
    Basic net income (loss) per
     common share                       $ 0.08    $(0.26)  $ 0.11   $ (0.57)
                                       ========  ======== ========  ========
    Diluted net income (loss) per
     common share                       $ 0.08    $(0.26)  $ 0.10   $ (0.57)
                                       ========  ======== ========  ========

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2002 and June 30, 2001 because their effect would have been antidilutive:

                                                 2002      2001
                                               -------    -------
      Shares issuable under stock options        2,295     5,925
      Shares of restricted common stock
       subject to repurchase                        --     4,087
      Shares issuable pursuant to warrants          --       340


The exercise price of antidilutive stock options outstanding as of June 30, 2002 range from $17.15 to $55.38 and as of June 30, 2001 the weighted-average exercise price range from $0.05 and $55.38. The weighted-average exercise price of warrants outstanding as of June 30, 2001 was $12.50. The weighted-average repurchase price of restricted common shares outstanding as of June 30, 2001 was $0.81.


4. Related Party Transactions

WebEx has contracts for engineering services with three companies in China owned by the spouse of one of our founding executives, who is also a major stockholder. WebEx has received representation from Mr. Zhu and believes that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, profits or otherwise. WebEx has contracts with these companies under which they perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expenses for engineering services pursuant to these arrangements for the three months ended June 30, 2002 and June 30, 2001 were $750 and $650, respectively, and for the six months ended June 30, 2002 and June 30, 2001 were $1,500 and $1,220, respectively. These expenses are included in research and development. As of June 30, 2002, total amounts due to the three companies in China were $500.

In April 2000, WebEx loaned $3,600 to its chief executive officer (CEO). The loan matured in April 2002, bore interest at a rate of 6.5% per annum, and was secured by the personal residence of the CEO and 1,000,000 shares of WebEx stock. The loan was originally secured by 3,000,000 shares of WebEx stock. The CEO paid the remaining principal and outstanding interest on March 26, 2002 and the loan was retired.

5. Commitments

As of June 30, 2002, our material purchase commitments, including usage of telecommunication lines and data services, hardware support services, equipment and software purchases, totaled $4.4 million.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments, net of sublease rental income, under these leases amount to approximately $19.2 million.


6. Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within WebEx for making operational decisions and assessments of financial performance.

WebEx's chief operating decision-maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically, web communication services.

7. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized but rather tested for impairment regularly. The Company adopted SFAS 142 in the first quarter of 2002, and the adoption did not have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt SFAS 143 for our first quarter of 2003, and the adoption is not expected to have a material effect on our financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. The Company adopted SFAS 144 in the first quarter of 2002, and the adoption did not have a material effect on our financial condition or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issues on or after May 15, 2002; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The impact of the adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the statement is encouraged. The Company has not yet determined what impact the adoption of Statement 146 will have on its financial position or results of operations.


8. Subsequent Event - Legal Matter

In July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the "Hamilton Patent") against us and several other companies. We have not yet been served in connection with the action. The complaint alleges that the defendants manufacture, market and sell products and services that infringe several claims of the Hamilton Patent. The complaint seeks injunctive relief, damages, treble damages for alleged willful infringement, and costs and attorneys fees. We believe that the plaintiff's claims are not valid and we have meritorious defenses to these claims, and we intend to defend ourselves vigorously against the allegations made in the complaint. However, there can be no assurance that we will be successful in the defense of this suit and we cannot reasonably estimate the possible range of any loss that might result from this suit due to uncertainty regarding its outcome.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements as to expected benefits of our products and services, expected expenses, including those related to sales and marketing, research and development, general and administrative and equity-based compensation, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, strategies and potential outcomes of litigation against us, strategies and potential outcomes of litigation against us, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected improvement of our cash flow and our ability to maintain a positive cash flow, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those stated in the forward-looking statement, include but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy and the strength of competitive offerings, the prices being charged by those competitors, and the outcome and impact of litigation against us.

Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in "Factors that May Affect Results". These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released interactive communications software built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Interactive Network. We currently provide the following five services: WebEx Meeting Center, WebEx Training Center, WebEx Business Exchange, WebEx OnCall and WebEx OnStage.

In February 1999, with the introduction of WebEx Meeting Center, we began providing our customers and distribution partners access to our hosted services under subscription and other service arrangements and discontinued selling software licenses to end-users.

Critical Accounting Policies

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserves, and the allowance for doubtful accounts. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition.   Revenue is derived from web communication services.
Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and hosting fees in limited cases of customer-dedicated hosted software. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges which are recognized as the related services are provided.

We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-
use basis.   Revenue under these arrangements are derived from hosted
services provided to end users and are recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the
related services are provided or until otherwise earned by us.   In cases
where we collect from the end-user, revenue is recognized at the gross amount received from end users with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.

Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both paid and forfeited by the reseller.

Sales Reserves. An estimate of the sales reserve for losses on receivables resulting from customer cancellations or terminations is recorded as a reduction in revenues at the time of the sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historic rate, then the sales reserve may not be sufficient to provide for actual losses.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts to reduce accounts receivable to amounts expected to be received from customers. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historic rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.




Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.

                                         Three Months Ended  Six Months Ended
                                         ------------------ ------------------
                                         June 30,  June 30, June 30,  June 30,
                                           2002      2001     2002      2001
                                         --------  -------- --------  --------
            Net revenues                   100%      100%     100%      100%
            Cost of revenues                18        29       19        30
                                         --------  -------- --------  --------
               Gross profit                 82        71       81        70
            Operating expenses:
             Sales and marketing            43        65       44        72
             Research and development       17        20       17        22
             General and administrative     10        14       11        15
             Equity-based compensation       2        23        2        23
                                         --------  -------- --------  --------
               Total operating expenses     72       122       74       132
                                         --------  -------- --------  --------
               Operating income (loss)      10       (51)       7       (62)
            Interest and other income, net   0         1        0         2
            Provision for income tax         0        --        0        --
                                         --------  -------- --------  --------
            Net income (loss)               10%      (50)%      7%      (60)%
                                         ========  ======== ========  ========

Net revenues. Net revenues increased $14.8 million to $33.2 million for the three months ended June 30, 2002 from $18.4 million for the three months ended June 30, 2001. Net revenues increased $29.6 million to $62.8 million for the six months ended June 30, 2002 from $33.2 million for the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 were primarily due to growth in our direct subscribing customer base, increased usage by existing customers and increased usage by the customers of our distribution partners.

Cost of revenues. Our cost of revenues consists of costs related to user set-up, network and data center operations, technical support and training activities, including Internet and telephony communication access costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $0.6 million to $5.9 million for the three months ended June 30, 2002 from $5.3 million for the three months ended June 30, 2001. Cost of revenues increased $1.9 million to $11.9 million for the six months ended June 30, 2002 from $10.0 million for the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 were primarily due to increases in the costs for delivering our services to more customers and increased usage by existing customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $2.1 million to $14.2 million for the three months ended June 30, 2002 from $12.1 million for the three months ended June 30, 2001. Sales and marketing expense increased $3.6 million to $27.5 million for the six months ended June 30, 2002 from $23.9 million for the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 were primarily due to increases in spending on marketing related programs and spending on sales and support personnel and commission expenses associated with our increased revenue.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting engineering services. Research and development expense increased $2.0 million to $5.6 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June
30, 2001.   Research and development expense increased $3.4 million to $10.8 million for the six months ended June 30, 2002 from $7.4 million for the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 were primarily related to personnel and equipment related expenses resulting from an increase in headcount and new product introduction.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $0.8 million to $3.5 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. General and administrative expense increased $2.0 million to $6.8 million for the six months ended June 30, 2002 from $4.8 million for the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 were primarily due to bad debt expenses and personnel related spending.

Bad debt expense increased $0.7 million to $1.5 million in the three months ended June 30, 2002 from $0.8 million in the three months ended June 30, 2001. Bad debt expense increased $1.7 million to $3.0 million in the six months ended June 30, 2002 from $1.3 million in the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 were primarily related to the increase in accounts receivable which was the result of our increased revenue generated by our growing installed base of customers.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $3.6 million to $0.6 million for the three months ended June 30, 2002 from $4.2 million for the three months ended June 30, 2001. Equity-based compensation expense decreased $6.5 million to $1.2 million for the six months ended June 30, 2002 from $7.7 million for the six months ended June 30, 2001. The decreases for the three and six months ended June 30, 2002 were due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses.

Interest and other income, net decreased $0.2 million to $0.0 million for the three months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001. Interest and other income, net decreased $0.5 million to $0.0 million for the six months ended June 30, 2002 from $0.5 million for the six months ended June 30, 2001. The decreases for the three and six months ended June 30, 2002 were primarily due to the recognition of an impairment loss on an investment in Tonbu, Inc., a privately-held distribution partner, less interest earned due to repayment of the loan to our CEO and the reduction in interest rates earned on cash equivalents. The impairment loss on the investment resulted from a determination that an other than temporary decline in its value occurred after the evaluation of several factors, including recent capital raising and operating activities undertaken by Tonbu, Inc.

Provision for income taxes. We realized net operating income in the three and six months ended June 30, 2002 and a net operating loss in the three and six months ended June 30, 2001. We paid no federal, state and foreign income taxes in those periods and did not recognize any tax benefits for the related tax operating loss carryforwards. During 2002, we realized pre-tax earnings and we have net operating loss carryforwards available to offset taxable income in the U.S. Based on our cumulative losses, we do not believe a conclusion can be made that it is more likely than not that we will realize the tax benefits of net operating loss carryforwards for which a valuation allowance was recorded. We recorded a provision for income taxes in the three and six months ended June 30, 2002 based on our estimated effective tax rate of 3%, which primarily reflects expected foreign income tax expense.

Net income (loss). As a result of the foregoing, we reported net income of $3.3 million for the three months ended June 30, 2002 as compared to a net loss of $9.3 million for the three months ended June 30, 2001. We reported net income of $4.4 million in the six months ended June 30, 2002 as compared to a net loss of $20.0 million in the six months ended June 30, 2001.

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

As of June 30, 2002, cash and cash equivalents and short-term investments were $52.7 million, an increase of $10.6 million compared with cash and cash equivalents of $42.1 million as of December 31, 2001.

Net cash provided by operating activities was $13.1 million for the six months ended June 30, 2002, as compared to net cash used in operating activities of $12.8 million for the six months ended June 30, 2001. Cash provided by operating activities for the six months ended June 30, 2002 was primarily due to net income adjusted for non-cash expenses, increased accounts payable and accrued liabilities offset by increased accounts receivable. For the six months ended June 30, 2001, net cash used in operating activities of $12.8 million was primarily the result of our net loss.

Net cash used in investing activities was $14.9 million for the six months ended June 30, 2002, as compared to $15.8 million for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 related primarily to purchases of short-term investments and capital expenditures for equipment, hardware and software used in operations and research and development. This was partially offset by the repayment of the remaining principal and interest outstanding on a loan to our CEO. For the six months ended June 30, 2001, net cash used in investing activities of $15.8 million was primarily related to the capital expenditures for equipment, hardware and software and the purchase of short-term investments.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2002, as compared to $27.9 million for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily the result of cash received on stock purchased in our employee stock purchase plan and on stock options exercised, offset by principal payments on lease obligations and net repayments on our debt arrangement. Net cash provided by financing activities of $27.9 million for the six months ended June 30, 2001, resulted primarily from the private placement of 2 million shares of common stock and borrowings under a loan agreement.

As of June 30, 2002, our material purchase commitments, including usage of telecommunication lines and data services, hardware support services, equipment and software purchases, totaled $4.4 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, net of sublease rental income, under these leases amount to approximately $19.2 million.

We lease capital equipment under various capital lease obligations that expire through 2003. Total future minimum lease payments amount to approximately $1.4 million.

We borrow funds under a revolving credit line that expired on July 31, 2002. As of June 30, 2002, we had borrowed $5.0 million under this arrangement and $2.5 million remained available. We are currently renegotiating this arrangement to maintain the availability of these funds.

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

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. To the extent any of the following risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected.

WE INCURRED NET LOSSES IN 1998, 1999, 2000 AND 2001. WHILE WE REALIZED NET EARNINGS IN THE FIRST AND SECOND QUARTERS OF 2002, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE THESE RESULTS IN THE FUTURE, AND WE MAY EXPERIENCE NET LOSSES IN FUTURE QUARTERS.

As of June 30, 2002, we had an accumulated deficit of approximately $120.7 million. We reported net earnings of approximately $4.4 million for the six months ended June 30, 2002 compared to net losses of approximately $20.0 million for the six months ended June 30, 2001. Our net earnings were approximately 7% of revenue for the six months ended June 30, 2002. While we realized net earnings in the first and second quarter of 2002, we may experience net losses in future quarters. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

BECAUSE OUR QUARTERLY RESULTS VARY AND ARE DIFFICULT TO PREDICT, WE MAY FAIL TO MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We commenced operations in February 1995 and our business originally consisted of consulting services. In early 1998, we licensed an interactive communications product to a small number of customers. We began offering WebEx Meeting Center in February 1999, our first real-time, interactive multimedia communications service, and began selling this service to customers and distribution partners. Because of our limited operating history in providing services and other factors, our quarterly revenue and operating results are difficult to predict. In addition, because of the emerging nature of the market for web communications services, our quarterly revenue and operating results may fluctuate from quarter to quarter. A number of other factors could cause fluctuations in our operating results.

Factors outside our control include:

- our distribution partners' degree of success in distributing our services to end-users;

- the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

-   changes in pricing policies of our competitors; and

-   the growth rate of the market for web communications services.

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

We expect to continue to invest substantial financial and other resources on developing and introducing new services, and expanding our sales and marketing organization and network infrastructure. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would be adversely affected.

OUR CUSTOMERS DO NOT HAVE LONG-TERM OBLIGATIONS TO PURCHASE OUR SERVICES; THEREFORE OUR REVENUE AND OPERATING RESULTS COULD DECLINE IF OUR CUSTOMERS DO NOT CONTINUE TO USE OUR SERVICES.

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on thirty days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to twelve months. For the quarter ended June 30, 2002, over 95% of the contracts entered into in the quarter ended March 31, 2002 were renewed beyond their initial term. We may terminate customers who have failed to pay for our services. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer's employees to learn about and use our services, the failure of the services to meet the customer's expectations or requirements, financial difficulties experienced by the customer, and the customer's decision to use services or products offered by a competitor. We may not obtain a sufficient number of additional customers to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

OUR BUSINESS AND OPERATING RESULTS MAY SUFFER IF WE FAIL TO ESTABLISH DISTRIBUTION RELATIONSHIPS OR IF OUR DISTRIBUTION PARTNERS DO NOT
SUCCESSFULLY MARKET AND SELL OUR SERVICES.

To date, we have generated more than 90% of our revenue from direct sales to customers. For the six months ended June 30, 2002, we had distribution agreements in place with approximately 190 distribution partners. For the six months ended June 30, 2002, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have initially been recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our web communications services for websites will suffer and our business and operating results will be harmed.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING, DEPLOYING AND SELLING NEW SERVICES, OUR OPERATING RESULTS MAY SUFFER.

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 60% of our revenue for the six months ended June 30, 2002. Although we have recently experienced growth in sales of our newer services, primarily our On Stage and Training Center services, these services have been available only a short time and these newer services may not
provide significant revenue in the future.   If we are not successful in
developing, deploying and selling new services, our operating results will suffer.

IF OUR SERVICES FAIL TO FUNCTION WHEN USED BY LARGE NUMBERS OF PARTICIPANTS, WE MAY LOSE CUSTOMERS AND OUR BUSINESS AND REPUTATION MAY BE HARMED.

Our strategy requires that our services be able to accommodate large numbers of meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the second quarter of 2002, our average peak usage has been running at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance adversely. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.

OUR SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING
RESULTS.

We sometimes have a long sales cycle because of the need to educate potential customers regarding the benefits of web communications services for websites. Our sales cycle varies depending on the size and type of customer contemplating a purchase. Potential customers frequently must obtain approvals from multiple decision makers within their organizations and may evaluate competing products and services prior to deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which use of our services may begin.

THE EXISTENCE OF SIGNIFICANT EQUITY-BASED COMPENSATION WILL NEGATIVELY IMPACT EARNINGS.

As of June 30, 2002, we had approximately $2.6 million in deferred equity-based compensation. This will generally be expensed over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense. Congress is currently reviewing various proposals that would change the way stock options are reported by public companies. If there is a change in the law that would require us to report stock options for employees as an expense, our net income would be negatively impacted.

IF OUR BRANDING AND MARKETING EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS MAY BE HARMED.

We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our interactive communications services. Our marketing, advertising campaigns and other branding efforts may not be successful or consumers may not find our marketing efforts compelling. If our marketing efforts are not successful, our business and operating results will be harmed.

WE RELY ON RELATED COMPANIES IN CHINA WHICH EXPOSES US TO RISKS OF ECONOMIC INSTABILITY IN CHINA AND RISKS RELATED TO POLITICAL TENSION BETWEEN CHINA AND THE UNITED STATES.

We currently rely on three related companies located in China, WebEx Haifei, WebEx Suzhou, and WebEx Hangzhou, to conduct quality assurance testing and software development activities. These companies are owned by the spouse of Min Zhu, one of our executive officers. Mr. Zhu has represented and we believe that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, profits or otherwise. We have contracts with these companies under which they perform development projects, assign ownership of the work performed to us, and invoice us for services rendered based on a monthly fee per employee working on WebEx projects. Most of the personnel who conduct these activities are contract engineers to these companies. Although our transactions with these companies are approved by our disinterested directors, because these companies are owned by the spouse of one of our executive officers, there may be a perception that the terms of those arrangements are influenced by that relationship. Our reliance on independent contractors located in China for quality assurance and software development activities exposes us to a variety of economic and political risks including but not limited to, trade restrictions, tariffs and travel restrictions. The loss of these arrangements may cause our costs to increase. In addition, current political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

WE COULD INCUR UNEXPECTED COSTS RESULTING FROM CLAIMS FOR DAMAGES RELATING TO USE OF OUR SERVICES.

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

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. Customers may assert claims against us for any breach in security and any breach could harm our reputation and cause us to lose customers. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach.

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology which is integrated into our services. For example, we license database software and font rendering technology. These third-party technologies and any that we may utilize in the future may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

OUR RECENT GROWTH HAS PLACED A STRAIN ON OUR INFRASTRUCTURE AND RESOURCES AND IF WE FAIL TO MANAGE OUR FUTURE GROWTH TO MEET CUSTOMER AND DISTRIBUTION PARTNER REQUIREMENTS, OUR BUSINESS COULD SUFFER.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel increased from 461 employees at June 30, 2001 to 571 at June 30, 2002, and we expect continued increases in our personnel in the second half of 2002. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

IF WE ARE UNABLE TO ATTRACT, INTEGRATE AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We hired approximately 200 people during the 12 months ended June 30, 2002, and we expect to continue to increase our personnel throughout the remainder of 2002. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2001 and the first half of 2002 have made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our services may be adversely affected. If we fail to retain and recruit necessary sales, technical, marketing or other personnel, our ability to develop new services, to sell our services, and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

INTERRUPTIONS IN EITHER OUR INTERNAL OR OUTSOURCED COMPUTER AND
COMMUNICATIONS SYSTEMS COULD REDUCE OUR ABILITY TO PROVIDE OUR SERVICES AND COULD HARM OUR BUSINESS AND REPUTATION.

The success of our web communications services for websites depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our interactive communications services or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, our efforts to implement our disaster recovery plans or restore our services to normal levels in a timely manner are not successful, our business would be adversely affected. In addition, business interruption insurance may not adequately compensate us for losses that may occur.

CLAIMS MAY BE ASSERTED AGAINST US FOR CONTENT OR INFORMATION TRANSMITTED THROUGH OUR WEB COMMUNICATIONS SERVICES.

Claims may be asserted against us for defamation, negligence, copyright, patent or trademark infringement and other legal theories based on the nature and content of the materials transmitted through our web communications services. Any imposition of liability could harm our reputation and our business and operating results, or could result in the imposition of criminal penalties.

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

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS.

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, we may be unaware of filed patent applications relating to our services. From time to time we receive notices alleging that we infringe intellectual property rights of third parties. In such cases, we typically investigate and respond to the allegations. We are currently not aware of any such allegations that we believe represent a risk of material liability to the company. In addition, in July 2002, a complaint was filed by Eric Hamilton in the U.S. District Court for the District of Maryland against us and several other companies alleging that our and the other defendants' products and services infringe the plaintiff's patent. We believe that the plaintiff's claims are not valid and we have meritorious defenses to these claims and we intend to defend ourselves vigorously against these allegations. However, there can be no assurance that we will be successful in the defense of this action and we cannot reasonably estimate the possible range of any loss that might result from this suit due to uncertainty regarding its outcome. Moreover, intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR INVESTMENTS THAT COULD DILUTE THE OWNERSHIP OF OUR EXISTING STOCKHOLDERS, CAUSE US TO INCUR SIGNIFICANT EXPENSES OR HARM OUR OPERATING RESULTS.

We may acquire or invest in complementary businesses, technologies or services. We invested $1 million in Tonbu, Inc., a privately held distribution partner, in January 2001. We wrote-down $750,000 of this investment in the three months ended September 30, 2001, wrote-down an additional $125,000 in the three months ended March 31, 2002, and wrote-down the remaining $125,000 in the three months ended June 30, 2002. As of June 30, 2002, we had no other specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which could harm our operating results.

WE MUST COMPETE SUCCESSFULLY IN THE INTERACTIVE COMMUNICATIONS SERVICES
MARKET.

The market for interactive communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our interactive communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services, such as Centra Software, Genesys, Raindance, IBM/Lotus (SameTime), Microsoft (NetMeeting) and Placeware. Other software vendors, such as Oracle, have announced the availability of competitive offerings. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.

OUR FUTURE SUCCESS DEPENDS ON THE BROAD MARKET ADOPTION AND ACCEPTANCE OF INTERACTIVE WEB COMMUNICATIONS SERVICES.

The market for interactive web communications services is relatively new and rapidly evolving. Market demand for communications services over the Web is uncertain. If the market for interactive communications services does not grow, our business and operating results will be harmed. Factors that might influence market acceptance of our services include the following, all of which are beyond our control:

- willingness of businesses and end-users to use interactive web communications services;

-   the growth of the Web and commercial on-line services;

- the willingness of our distribution partners to integrate interactive web communications services in their service offerings; and

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

OUR STOCK PRICE HAS BEEN AND WILL LIKELY CONTINUE TO BE VOLATILE, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and June 30, 2002, our stock price has traded as high as $29.12 on January 4, 2002, and as low as $11.30 on February 28, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

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

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have not only experienced extreme price and volume fluctuations recently but have experienced significant declines. These fluctuations and declines in some instances have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could affect our financial performance.

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



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the "Hamilton Patent") against us and several other companies. We have not yet been served in connection with the action. The complaint alleges that the defendants, including WebEx, manufacture, market and sell products and services that infringe several claims of the Hamilton Patent. The complaint seeks injunctive relief, damages, treble damages for alleged willful infringement, and costs and attorneys fees. We believe that the plaintiff's claims are not valid and we have meritorious defenses to these claims, and we intend to defend ourselves vigorously against the allegations made in the complaint. However, there can be no assurance that we will be successful in the defense of this suit and we cannot reasonably estimate the possible range of any loss that might result from this suit due to uncertainty regarding its outcome.


Item 4.  Submission of matters to a vote of security holders

On May 15, 2002, we held our annual stockholders' meeting at our headquarters, 307 West Tasman Drive, San Jose, CA 95134. At such meeting, the following actions were voted upon:

     (a) The following individuals were elected to the board of directors to serve a three year term expiring at WebEx's 2005 annual meeting of stockholder or until their successors have been elected and qualified:

                             The Votes for           The Votes Withheld
          Director           each Director           from each Director
          --------------------------------------------------------------
          Jan Baan             27,463,579                 106,246
          Anthony Muller       27,447,225                 122,600
          Mark Leslie          27,447,325                 122,500

     (b) To ratify the appointment of KPMG LLP as WebEx's independent public accountants for the period ending December 31, 2002:

          Votes For            Votes Against               Abstain
          --------------------------------------------------------------
          26,337,690              469,622                   3,878

Item 5.  Other Information

As of July 1, 2002, the following executive officers and members of the Company's Board of Directors maintained "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company's common stock and/or exchangeable shares:

Subrah Iyar
Min Zhu


Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

       Exhibit
       Number     Description
       --------   ----------------------------------------------------
         3.1*     Amended and Restated Certificate of Incorporation
         3.2**    Amended and Restated Bylaws
         4.1*     Form of Common Stock Certificate
        99.1      Certification of the Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350
        99.2      Certification of the Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350
-------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 2002.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WEBEX COMMUNICATIONS, INC.

Date:  August 14, 2002                        By: /s/ CRAIG KLOSTERMAN
                                              -------------------------------
                                              Craig Klosterman
                                              Chief Financial Officer
                                              (Duly Authorized Officer,
                                              Principal Financial	and
                                              Principal Accounting Officer)





                                EXHIBIT INDEX


       Exhibit
       Number     Description
       --------   ----------------------------------------------------
         3.1*     Amended and Restated Certificate of Incorporation
         3.2**    Amended and Restated Bylaws
         4.1*     Form of Common Stock Certificate
        99.1      Certification of the Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350
        99.2      Certification of the Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350
-------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.