Form 10-Q
period 2002-09-30
WEBEX COMMUNICATIONS INC
filed 2002-11-14
CIK 1109935

===============================================================================

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

On October 31, 2002, 40,756,944 shares of Registrant's Common Stock, $0.001 par value, were outstanding.







                               WEBEX COMMUNICATIONS, INC.
                 QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                    SEPTEMBER 30, 2002

                                    TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at
          September 30, 2002 and December 31, 2001                          3

         Unaudited Condensed Consolidated Statements of Operations
          for the three months and nine months ended September 30, 2002
          and 2001                                                          4

         Unaudited Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2002 and 2001	                5

         Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23

Item 4.  Evaluation of Disclosure Controls and Procedures                  23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 25

Form 10-Q Certifications                                                   26

Exhibit Index                                                              28













                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        WEBEX COMMUNICATIONS, INC.

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                 ASSETS
                                                   September 30,   December 31,
                                                       2002            2001
                                                   -------------  -------------
Current assets:
  Cash and cash equivalents                           $ 28,603      $42,146
  Short-term investments                                28,167           --
  Accounts receivable, net of allowances of
   $6,911and $6,825, respectively                       17,737       17,938
  Prepaid expenses and other current assets              2,369        1,830
  Due from related party                                    --        1,100
                                                   -------------  -------------
     Total current assets	                          76,876       63,014
Property and equipment, net                             23,664       25,362
Other non-current assets                                 1,625        1,920
                                                   -------------  -------------
     Total assets                                     $102,165      $90,296
                                                   =============  =============
                           LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  7,944      $ 9,156
  Accrued liabilities                                    9,015        6,695
  Deferred revenue                                       8,417        8,136
  Current portion of capital lease obligations             770        1,410
  Short-term debt                                           --        5,500
                                                   -------------  -------------
     Total current liabilities                          26,146       30,897
Capital lease obligations less current portion              --          572
                                                   -------------  -------------
     Total liabilities                                  26,146       31,469
                                                   -------------  -------------
Commitments and contingency

Stockholders' equity:
  Common stock                                              40           40
  Additional paid-in capital                           193,138      189,649
  Notes receivable from stockholder                        (45)         (45)
  Deferred equity-based compensation                    (1,759)      (5,724)
  Accumulated deficit                                 (115,665)    (125,120)
  Accumulated other comprehensive income                   310           27
                                                   -------------  -------------
     Total stockholders' equity                         76,019       58,827
                                                   -------------  -------------
     Total liabilities and stockholders' equity       $102,165      $90,296
                                                   =============  =============

        See accompanying notes to unaudited condensed consolidated financial statements.


                            WEBEX COMMUNICATIONS, INC.

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       2002       2001       2002      2001
                                     -------    -------    -------  --------
Net revenues                         $36,757    $22,134    $99,568   $55,325
Cost of revenues                       6,303      5,693     18,243    15,654
                                     -------    -------    -------  --------
   Gross profit                       30,454     16,441     81,325    39,671
                                     -------    -------    -------  --------
Operating expenses:
  Sales and marketing                 14,658     11,710     42,118    35,569
  Research and development             5,622      4,218     16,471    11,593
  General and administrative           3,819      2,406     10,622     7,161
  Equity-based compensation*           1,225      3,704      2,459    11,453
                                     -------    -------    -------  --------
     Total operating expenses         25,324     22,038     71,670    65,776
                                     -------    -------    -------  --------
     Operating income (loss)           5,130     (5,597)     9,655   (26,105)
Interest and other income
 (expense), net                           83       (515)       100        16
                                     -------    -------    -------  --------
Net income (loss) before income tax    5,213     (6,112)     9,755   (26,089)
Provision for income tax                (164)        --       (300)       --
                                     -------    -------    -------  --------
Net income (loss)                     $5,049    ($6,112)    $9,455  ($26,089)
                                     =======    =======    =======  ========

Net income (loss) per share:
Basic                                  $0.13     $(0.16)     $0.24    $(0.73)
Diluted                                 0.12      (0.16)      0.22     (0.73)

Shares used in per share calculations:
Basic                                 39,857     37,558     39,453    35,848
Diluted                               42,100     37,558     42,278    35,848

*Equity-based compensation:
    Sales and marketing               $  830     $1,595     $1,038   $ 6,076
    Research and development             176      1,052        462     2,219
    General and administrative           219      1,057        959     3,158
                                     -------    -------    -------  --------
                                      $1,225     $3,704     $2,459   $11,453
                                     =======    =======    =======  ========

      See accompanying notes to unaudited condensed consolidated financial statements.




                            WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                                       Nine Months Ended
                                                         September 30,
                                                        2002       2001
                                                       -------   --------
Cash flows from operating activities:
  Net income (loss)                                    $ 9,455   $(26,089)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Provisions for doubtful accounts and sales reserve   11,219      7,993
   Depreciation and amortization                         9,299      6,409
   Other than temporary declines in equity investments     250        750
   Equity-based compensation                             2,459     11,453
   Changes in operating assets and liabilities:
    Accounts receivable                                (11,018)  (16,5316)
    Prepaid expenses and other current assets             (539)     1,446
    Other non-current assets                              (107)      (175)
    Accounts payable                                    (1,212)    (1,656)
    Accrued liabilities                                  2,320      4,379
    Deferred revenue                                       281        393
    Other                                                  121         16
                                                       -------   --------
     Net cash provided by (used in) operating
      Activities                                        22,528    (11,597)
                                                       -------   --------
Cash flows from investing activities:
  Loan repayments from related party                     1,100      1,200
  Payments of security deposits                           (235)        --
  Purchases of short-term investments                  (37,691)    (9,869)
  Sales of short-term investments                        9,629      9,869
  Purchases of property and equipment                   (7,157)    (9,702)
                                                       -------   --------
     Net cash used in investing activities             (34,354)    (8,502)
                                                       -------   --------
Cash flows from financing activities:
  Net proceeds from issuances of common stock            5,064     23,602
  Repurchase of restricted stock                           (69)       (55)
  Principal payments on capital lease obligations       (1,212)      (705)
  Borrowings under debt agreement                       10,500     16,500
  Repayments under debt agreement                      (16,000)   (11,000)
                                                       -------   --------
     Net cash (used in) provided by financing
      Activities                                        (1,717)    28,342
                                                       -------   --------
Net change in cash and cash equivalents                (13,543)     8,243
Cash and cash equivalents at beginning of the period    42,146     28,214
                                                       -------   --------
Cash and cash equivalents at end of the period         $28,603    $36,457
                                                       =======   ========
Supplemental disclosures of non-cash
 investing and financing activities:
  Acquisition of property and equipment under
   capital leases                                      $   --     $   583
                                                       =======   ========
  Reduction in equity-based compensation due to
   forfeitures of stock options                       $ 2,545    $   879
                                                       =======   ========

     See accompanying notes to unaudited condensed consolidated financial statements.


                           WEBEX COMMUNICATIONS, INC.
                          September 30, 2002 and 2001
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except per share amounts)

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

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. Revenue Recognition

Revenue is derived from the sale of web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and hosting
fees in limited cases of customer-dedicated hosted software.   The subscription
arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. In addition to the subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.
The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company's services on a revenue sharing,
discounted or pay-per-use basis.   Revenue under these arrangements is derived
from hosted services provided to end users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller.
Advance payments received from distribution partners are deferred until the
related services are provided or until otherwise earned by WebEx.   In cases
where WebEx collects from the end-user, revenue is recognized at the gross amount received from end users with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.
During 2000, the Company entered into a distribution agreement with a partner whereby we received $1,000 in equity securities of the distribution partner in consideration for services to be provided over the term of the agreement. We have accounted for this agreement in accordance with the provisions of EITF Issue No. 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services."

Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both forfeited and paid by the reseller. For all other arrangements, an estimate of the sales reserve for losses on receivables due to customer cancellations or terminations is recorded as a reduction in revenues at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.
WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.
Deferred revenue includes amounts billed to customers for which revenue has not been recognized, which generally result from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements.
3. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net income (loss) per common share reflects the dilution of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2002 and 2001:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       2002       2001       2002      2001
                                     -------    -------    -------  --------
Numerator:
   Net income (loss)               $5,049    ($6,112)    $9,455  ($26,089)
                                     -------    -------    -------  --------
Denominator:
   Denominator for basic net
    income (loss) per common share 39,857     37,558     39,453    35,848

   Effect of dilutive securities:
    Restricted common shares
     subject to repurchase            658         --        740        --
    Stock options outstanding       1,585         --      2,085        --
                                     -------    -------    -------  --------
   Denominator for diluted
    net income (loss) per
    common share                   42,100     37,558     42,278    35,848
                                  =======    =======    =======  ========
   Basic net income (loss)
    per common share              $  0.13    $ (0.16)   $  0.24   $ (0.73)
                                  =======    =======    =======  ========
   Diluted net income (loss)
    per common share              $  0.12    $ (0.16)   $  0.22   $ (0.73)



















































































                                  =======    =======    =======  ========

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the three months ended September 30, 2002 and September 30, 2001 because their effect would have been antidilutive:

                                                2002      2001
                                              -------   -------
     Shares issuable under stock options       4,938     6,962
     Shares of restricted common stock
      subject to repurchase                       --     1,663
     Shares issuable pursuant to warrants         --       340
















The exercise prices of antidilutive stock options outstanding as of September 30, 2002 range from $13.44 to $55.38 and as of September 30, 2001 the exercise prices ranged from $0.05 and $55.38. The exercise price of warrants outstanding as of September 30, 2001 was $12.50. The weighted-average repurchase price of restricted common shares outstanding as of September 30, 2001 was $0.86.


4. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments as follows (in thousands):
                                                Three Months Ended
                                                    September 30,
                                                  2002       2001
                                                -------    -------
         Net income (loss)                       $5,049    $(6,112)
         Foreign currency translation
          Adjustments                               193        (18)
                                                -------    -------
					                   $5,242    $(6,130)









































5. Related Party Transactions

WebEx has contracts for engineering services with three companies in China, one of which is owned by Mr. Min Zhu, one of the founding executives, who is also a major stockholder, and the other two of which are owned by his wife. WebEx has received representation from Mr. Zhu and believes that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, or profits. WebEx has contracts with these companies under which they perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provide a significant amount of quality assurance testing and software development activities for WebEx. Expenses for engineering services pursuant to these arrangements for the three months ended September 30, 2002 and September 30, 2001 were $750 and $750, respectively, and for the nine months ended September 30, 2002 and September 30, 2001 were $2,250 and $2,150, respectively. These expenses are included in research and development. As of September 30, 2002, total amounts due to the three companies in China included in accounts payable were $500.
6. Commitments

As of September 30, 2002, our material purchase commitments, including usage of telecommunication lines and data services, hardware support services, equipment and software purchases, totaled $4.7 million.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $19.6 million.


7. Segment Reporting

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

8. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized but rather tested for impairment regularly. The Company adopted SFAS 142 in the first quarter of 2002, and the adoption did not have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt SFAS 143 in the first quarter of 2003, and the adoption is not expected to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. The Company adopted SFAS 144 in the first quarter of 2002, and the adoption did not have a material effect on its financial condition or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.
This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issues on or after May 15, 2002; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The impact of the adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of operations.

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


9. Legal Contingency

In July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the "Hamilton Patent") against WebEx and several other companies. The complaint alleges that the defendants manufacture, market and sell products and services that infringe several claims of the Hamilton Patent. The complaint seeks injunctive relief, damages, treble damages for alleged willful infringement, and costs and attorneys fees. The Company believes that the plaintiff's claims are not valid and it has meritorious defenses to these claims, and the Company intends to defend itself vigorously against the allegations made in the complaint. However, there can be no assurance that the Company will be successful in the defense of this suit and it cannot reasonably estimate the possible range of any loss that might result from this suit due to uncertainty regarding its outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements as to expected benefits of our products and services, expected expenses, including those related to sales and marketing, research and development, general and administrative and equity-based compensation, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, strategies and
potential outcomes of litigation against us,                  expected impact,
if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected improvement of our cash flow and our ability to maintain a positive cash flow, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those stated in the forward-looking statement, include but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy and the strength of competitive offerings, the prices being charged by those competitors, and the outcome and impact of litigation against us.
Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in "Factors that May Affect Results". These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.
Overview
We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.
We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released interactive communications software built on our technology in early 1998, and our business at that time was focused on licensing software to end-users.
We began offering WebEx Meeting Center, our first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. With WebEx Meeting Center, our business focus became providing customers and distribution partners access to our hosted services under subscription and other service arrangements, and we
discontinued licensing software to end-users.   We also made available a subset
of our service for free at www.webex.com.
Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Platform and our WebEx Meeting Center service, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Interactive Network. We currently sell the following five services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center and WebEx OnStage. In addition, we currently provide to existing customers, though no longer offer for sale generally, a sixth service called WebEx Business Exchange.

Critical Accounting Policies
We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserves, and the allowance for doubtful accounts. The policies, and our procedures related to these policies, are described in detail below.
Revenue Recognition.   Revenue is derived from web communication services.  Web
communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and hosting
fees in limited cases of customer-dedicated hosted software.   The subscription
arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.
We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-
use basis.   Revenue under these arrangements is derived from hosted services provided to end users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or
until otherwise earned by us.   In cases where we collect from the end-user,
revenue is recognized at the gross amount received from end users with payments made to distribution partners recorded as a commission expense. In cases where the end-user contracts directly with the distribution partner, revenue is recognized at the net amount earned from the distribution partner.
Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the guaranteed minimum commitment is both paid and forfeited by the reseller.
Sales Reserves. An estimate of the sales reserve for losses on receivables resulting from customer cancellations or terminations is recorded as a reduction in revenues at the time of the sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historic rate, then the sales reserve may not be sufficient to provide for actual losses.
Allowance for Doubtful Accounts. We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historic rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       2002       2001       2002      2001
                                     -------    -------    -------  --------
     Net revenues                      100%       100%       100%     100%
     Cost of revenues                   17         26         18       28
                                     -------    -------    -------  --------
           Gross profit                 83         74         82       72
     Operating expenses:
       Sales and marketing              40         53         42       64
       Research and development         15         19         17       21
       General and administrative       11         11         11       13
       Equity-based compensation         3         17          2       21
                                     -------    -------    -------  --------
           Total operating expenses     69        100         72      119
                                     -------    -------    -------  --------
           Operating income (loss)      14        (26)        10      (47)
     Interest and other income
      (expense), net                     0         (2)         0        0
     Provision for income tax            0         --          0       --
                                     -------    -------    -------  --------
     Net income (loss)                  14%       (28)%       10%     (47)%
                                     =======    =======    =======  ========










































































Net revenues. Net revenues increased $14.7 million to $36.8 million for the three months ended September 30, 2002 from $22.1 million for the three months ended September 30, 2001. Net revenues increased $44.3 million to $99.6 million for the nine months ended September 30, 2002 from $55.3 million for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 were primarily due to growth in our direct subscribing customer base, increased usage by existing customers and increased usage by the customers of our distribution partners.

Cost of revenues. Our cost of revenues consists of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $0.6 million to $6.3 million for the three months ended September 30, 2002 from $5.7 million for the three months ended September 30, 2001. Cost of revenues increased $2.5 million to $18.2 million for the nine months ended September 30, 2002 from $15.7 million for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 were primarily due to increases in the costs for delivering our services to more customers and increased usage by existing customers, additional technical and account management staff to support our growing installed base of customers, and expanding and improving our worldwide network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $3.0 million to $14.7 million for the three months ended September 30, 2002 from $11.7 million for the three months ended September 30, 2001. Sales and marketing expense increased $6.5 million to $42.1 million for the nine months ended September 30, 2002 from $35.6 million for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 were primarily due to increases in spending on marketing programs and spending on sales and support personnel and commission expenses associated with our increased revenue.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting engineering services. Research and development expense increased $1.4 million to $5.6 million for the three months ended September 30, 2002 from $4.2 million for the three months ended September
30, 2001.   Research and development expense increased $4.9 million to $16.5 million for the nine months ended September 30, 2002 from $11.6 million for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 were primarily related to personnel and equipment related expenses resulting from an increase in headcount and new product introduction.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $1.4 million to $3.8 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. General and administrative expense increased $3.4 million to $10.6 million for the nine months ended September 30, 2002 from $7.2 million for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 were primarily due to bad debt expenses and personnel-related spending.

Bad debt expense increased $1.1 million to $1.8 million in the three months ended September 30, 2002 from $0.7 million in the three months ended September 30, 2001. Bad debt expense increased $2.7 million to $4.7 million in the nine months ended September 30, 2002 from $2.0 million in the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 were primarily related to the increased size of our installed customer base which is used to calculate potential future credit losses based on historical losses.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $2.5 million to $1.2 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. Equity-based compensation expense decreased $9.0 million to $2.5 million for the nine months ended September 30, 2002 from $11.5 million for the nine months ended September 30, 2001. The decreases for the three and nine months ended September 30, 2002 were primarily due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees offset by compensation recorded by the Company in connection with the modification of
awards of terminated employees.   Equity-based compensation expense related to
the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly.

Interest and other income (expense), net. Interest and other income (expense), net is comprised of interest income and expense, and other expenses. Interest and other income (expense), net increased $0.6 million to $0.1 million for the three months ended September 30, 2002 from ($0.5) million for the three months ended September 30, 2001. Interest and other income (expense), net increased $0.1 million to $0.1 million for the nine months ended September 30, 2002 from $0.0 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002 this amount consists of $0.1 million interest income. For the nine months ended September 30, 2002 this amount consists of $0.5 million interest income offset by $0.1 million interest expense and $0.3 million impairment loss on equity investment.

Provision for income taxes. We realized net operating income in the three and nine months ended September 30, 2002 and a net operating loss in the three and nine months ended September 30, 2001. We paid no federal, state and foreign income taxes in 2001 and prior periods and did not recognize any tax benefits for the related tax operating loss carryforwards. During 2002, we realized pre-tax earnings and we have net operating loss carryforwards available to offset taxable income in the U.S. Based on our cumulative losses, we do not believe a conclusion can be made that it is more likely than not that we will realize the tax benefits of net operating loss carryforwards for which a valuation allowance was recorded. We recorded a provision for income taxes in the three and nine months ended September 30, 2002 based on our estimated effective tax rate of 3%, which primarily reflects expected foreign and state income tax expense.

Net income (loss). As a result of the foregoing, we reported net income of $5.0 million for the three months ended September 30, 2002 as compared to a net loss of $6.1 million for the three months ended September 30, 2001. We reported net income of $9.5 million in the nine months ended September 30, 2002 as compared to a net loss of $26.1 million in the nine months ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents and short-term investments were $56.8 million, an increase of $14.7 million compared with cash and cash equivalents of $42.1 million as of December 31, 2001.

Net cash provided by operating activities was $22.5 million for the nine months ended September 30, 2002, as compared to net cash used in operating activities of $11.6 million for the nine months ended September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was primarily due to net income adjusted for non-cash expenses, increased accrued liabilities offset by increased accounts receivable. For the nine months ended September 30, 2001, net cash used in operating activities of $11.6 million was primarily the result of our net loss, increases in accounts receivable and decreases in accounts payable offset by decreases in prepaid expenses and increases in accrued liabilities.

Net cash used in investing activities was $34.4 million for the nine months ended September 30, 2002, as compared to $8.5 million for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 related primarily to purchases of short-term investments and capital expenditures for equipment, hardware and software used in operations and research and development. This was partially offset by the repayment in full of a loan to our CEO. For the nine months ended September 30, 2001 net cash used in investing activities of $8.5 million was primarily related to capital expenditures for equipment, hardware and software partially offset by the repayment of a loan to our CEO.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2002, as compared to net cash provided of $28.3 million for the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily the result of principal payments on lease obligations and net repayments on our loan agreement, offset by cash received on stock purchased through our employee stock purchase plan and stock option exercises. Net cash provided by financing activities of $28.3 million for the nine months ended September 30, 2001, resulted primarily from the private placement of 2 million shares of common stock and net borrowings under a loan agreement.

As of September 30, 2002, our material purchase commitments, including usage of telecommunication lines and data services, hardware support services, equipment and software purchases, totaled $4.7 million.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, net of sublease rental income, under these leases amount to approximately $19.6 million.

We lease capital equipment under various capital lease obligations that expire through 2003. Total future minimum lease payments amount to approximately $0.8 million.

We borrow funds under a revolving credit line that expires on June 30, 2003. As of September 30, 2002, no borrowing is outstanding under this arrangement and $7.5 million remained available.

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

WE INCURRED NET LOSSES IN 1998, 1999, 2000 AND 2001. WHILE WE REALIZED NET EARNINGS IN THE FIRST, SECOND AND THIRD QUARTERS OF 2002, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE THESE RESULTS IN THE FUTURE, AND WE MAY EXPERIENCE NET LOSSES IN FUTURE QUARTERS.

As of September 30, 2002, we had an accumulated deficit of approximately $115.7 million. We reported net earnings of approximately $9.5 million for the nine months ended September 30, 2002 compared to net losses of approximately $26.1 million for the nine months ended September 30, 2001. Our net earnings were approximately 10% of revenue for the nine months ended September 30, 2002. While we realized net earnings in the first, second and third quarters of 2002, we may experience net losses in future quarters. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our network services and application platform or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

     Factors within our control include:

     - our ability to develop, enhance and maintain our network services and application platform in a timely manner;
     -  the mix of services we offer;
     -  our ability to attract and retain customers;
     - the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure;
     - the announcement, introduction and market acceptance of new or enhanced services or products by us; and
     - changes in our pricing policies, such as converting customers from subscription-based pricing to pay-per-use pricing, or vice versa.

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

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on thirty days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to twelve months. For the quarter ended September 30, 2002, over 95% of the contracts entered into in the quarter ended June 30, 2002 were renewed beyond their initial term. We may terminate customers who have failed to pay for our services. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer's employees to learn about and use our services, the failure of the services to meet the customer's expectations or requirements, financial difficulties experienced by the customer, and the customer's decision to use services or products offered by a competitor. We may not obtain a sufficient number of additional customers to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

OUR BUSINESS AND OPERATING RESULTS MAY SUFFER IF WE FAIL TO ESTABLISH DISTRIBUTION RELATIONSHIPS OR IF OUR DISTRIBUTION PARTNERS DO NOT SUCCESSFULLY MARKET AND SELL OUR SERVICES.

To date, we have generated more than 90% of our revenue from direct sales to customers. For the nine months ended September 30, 2002, we had distribution agreements in place with approximately 190 distribution partners. For the nine months ended September 30, 2002, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have initially been recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid.
We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING, DEPLOYING AND SELLING NEW SERVICES, OUR OPERATING RESULTS MAY SUFFER.

Our WebEx Meeting Center service integrates data, audio and video to allow end-users to participate in meetings online. Our WebEx Meeting Center service accounted for more than 60% of our revenue for the nine months ended September 30, 2002. Although we have recently experienced growth in sales of our newer services, primarily our OnStage and Training Center services, these newer
services may not provide significant revenue in the future.   If we are not
successful in developing, deploying and selling new services, our operating results will suffer.

IF OUR SERVICES FAIL TO FUNCTION WHEN USED BY LARGE NUMBERS OF PARTICIPANTS OR FAIL TO ACCOMMODATE LARGE NUMBERS OF MEETINGS, WE MAY LOSE CUSTOMERS AND OUR BUSINESS AND REPUTATION MAY BE HARMED.

Our strategy requires that our services be able to accommodate large numbers of participants and meetings at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the third quarter of 2002, our average peak usage was running at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance adversely. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.

OUR SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

We sometimes have a long sales cycle because of the need to educate potential customers regarding the benefits of web communications services. Our sales cycle varies depending on the size and type of customer contemplating a purchase. Potential customers frequently must obtain approvals from multiple decision makers within their organizations and may evaluate competing products and services prior to deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which use of our services may begin.

THE EXISTENCE OF SIGNIFICANT EQUITY-BASED COMPENSATION WILL NEGATIVELY IMPACT EARNINGS.

As of September 30, 2002, we had approximately $1.8 million in deferred equity-based compensation. This will generally be expensed over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with the stock price and accordingly the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has
contributed to our equity-based compensation expense.   Congress is currently
reviewing various proposals that would change the way stock options are reported by public companies. If there were a change in the law that would require us to report stock options for employees as an expense, our net income would be negatively impacted.

IF OUR BRANDING AND MARKETING EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS MAY BE HARMED.

We believe that continued spending on marketing to increase brand recognition will be critical to achieve widespread acceptance of our interactive communications services. Our marketing, advertising campaigns and other branding efforts may not be successful or consumers may not find our marketing efforts compelling. If our marketing efforts are not successful, our business and operating results will be harmed.

WE RELY ON RELATED COMPANIES IN CHINA, WHICH EXPOSES US TO RISKS OF ECONOMIC INSTABILITY IN CHINA AND RISKS RELATED TO POLITICAL TENSION BETWEEN CHINA AND THE UNITED STATES.

We currently rely on three related companies located in China, WebEx Haifei, WebEx Suzhou, and WebEx Hanghou, to conduct quality assurance testing and software development activities. One of these companies is owned by Min Zhu, one of our executive officers and the other two are owned by his wife. Mr. Zhu has represented and we believe that neither Mr. Zhu nor his wife receive any compensation or income from these companies in the form of salaries, bonuses, dividends, profits or otherwise. We have contracts with these companies under which they perform development projects, assign ownership of the work performed to us, and invoice us for services rendered based on a monthly fee per employee working on WebEx projects. Most of the personnel who conduct these activities
are contract engineers to these companies.    Although our transactions with
these companies are approved by our disinterested directors, because these companies are owned by one of our executive officers and the spouse of one of our executive officers, there may be a perception that the terms of those arrangements are influenced by that relationship. Our reliance on independent contractors located in China for quality assurance and software development activities exposes us to a variety of economic and political risks including but not limited to, trade restrictions, tariffs and travel restrictions. The loss of these arrangements may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

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

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. Customers may assert claims against us for any breach in security and any breach, whether real or alleged, could harm our reputation and cause us to lose customers. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach.

THE SOFTWARE UNDERLYING OUR SERVICES IS COMPLEX AND OUR BUSINESS AND REPUTATION COULD SUFFER IF OUR SERVICES FAIL TO PERFORM PROPERLY DUE TO UNDETECTED ERRORS OR SIMILAR PROBLEMS WITH OUR UNDERLYING SOFTWARE.

Complex software, such as the software underlying our services, often contains undetected errors. We may be forced to delay commercial release of our services until problems are corrected and, in some cases, may need to implement enhancements to correct errors that we do not detect until after deployment of our services. If we do detect errors in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we address the problem. In addition, problems with the software underlying our services could result in:

     -  damage to our reputation;
     -  damage to our efforts to build brand awareness;
     -  loss of or delay in revenue;
     -  loss of customers;
     -  delays in or loss of market acceptance of our services; and
     -  unexpected expenses and diversion of resources to remedy errors.

IF OUR SERVICES DO NOT WORK WITH THE MANY HARDWARE AND SOFTWARE PLATFORMS USED BY OUR CUSTOMERS AND END-USERS, OUR BUSINESS MAY BE HARMED.

We currently serve customers and end-users that use a wide variety of constantly changing hardware and software applications and networking platforms. If our services are unable to support these platforms, they may fail to gain broad market acceptance, which would cause our operating results to suffer. Our success depends on our ability to deliver our services to multiple platforms and existing, or legacy systems and to modify our services and underlying technology as new versions of applications are introduced. In addition, the success of our services depends on our ability to anticipate and support new standards, especially web standards.

IF WE FAIL TO DELIVER LOCALIZED VERSIONS OF OUR SERVICES FOR USE OUTSIDE THE UNITED STATES IN A TIMELY MANNER, OUR ABILITY TO EXPAND INTERNATIONALLY WILL BE HARMED AND OUR BUSINESS COULD SUFFER.

We currently offer our services to customers in a number of countries around the world. To meet the requirements of these international customers, it is necessary to localize our services for different languages. If we fail to deliver localized versions for our services in a timely manner, our ability to meet the demands of existing customers and recruit new customers internationally will be harmed and our business could suffer.

WE LICENSE THIRD-PARTY TECHNOLOGIES, AND IF WE CANNOT CONTINUE TO LICENSE THESE OR ALTERNATE TECHNOLOGIES IN A TIMELY MANNER AND ON COMMERCIALLY REASONABLE TERMS, OUR BUSINESS COULD SUFFER.

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology that is integrated into our services. For example, we license database software and font rendering technology. These third-party technologies and any that we may utilize in the future may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

OUR RECENT GROWTH HAS PLACED A STRAIN ON OUR INFRASTRUCTURE AND RESOURCES AND IF WE FAIL TO MANAGE OUR FUTURE GROWTH TO MEET CUSTOMER AND DISTRIBUTION PARTNER REQUIREMENTS, OUR BUSINESS COULD SUFFER.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel increased from 471 employees at September 30, 2001 to 607 at September 30, 2002, and we expect continued increases in our personnel in the fourth quarter of 2002. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

IF WE ARE UNABLE TO ATTRACT, INTEGRATE AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We hired approximately 225 people during the 12 months ended September 30, 2002, and we expect to continue to increase our personnel throughout the remainder of 2002. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2001 and the first three quarters of 2002 have made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our services may be adversely affected. If we fail to retain and recruit necessary sales, technical, marketing or other personnel, our ability to develop new services, to sell our services, and to provide a high level of customer service, and consequently our business, could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

INTERRUPTIONS IN EITHER OUR INTERNAL OR OUTSOURCED COMPUTER AND COMMUNICATIONS SYSTEMS COULD REDUCE OUR ABILITY TO PROVIDE OUR SERVICES AND COULD HARM OUR BUSINESS AND REPUTATION.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our interactive communications services or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, our efforts to implement our disaster recovery plans or restore our services to normal levels in a timely manner are not successful, our business would be adversely affected. In addition, business interruption insurance may not adequately compensate us for losses that may occur.

CLAIMS MAY BE ASSERTED AGAINST US FOR CONTENT OR INFORMATION TRANSMITTED THROUGH OUR WEB COMMUNICATIONS SERVICES.

Claims may be asserted against us for defamation, negligence, copyright, patent or trademark infringement and other legal theories based on the nature and content of the materials transmitted through our web communications services. Defending against such claims could be expensive, time-consuming and could divert management's attention away from running our business. In additions, any imposition of liability could harm our reputation and our business and operating results, or could result in the imposition of criminal penalties.

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

We may acquire or invest in complementary businesses, technologies or services. As of September 30, 2002, we had no specific agreements or commitments with respect to any acquisitions or investments. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which could harm our operating results.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION OF THE INTERNET, AND RELATED LEGAL UNCERTAINTIES.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services. The adoption of such laws and regulations may harm our business.

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

In 2001, California experienced increased energy prices, energy shortages and blackouts. We rely on the major Northern California public utility, Pacific Gas & Electric Company ("PG&E") to supply electric power to our headquarters in
Northern California.   PG&E has filed for protection under Chapter 11 of the
Bankruptcy Act. If power outages or energy price increases occur in the future in California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

OUR STOCK PRICE HAS BEEN AND WILL LIKELY CONTINUE TO BE VOLATILE, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and September 30, 2002, our stock price has traded as high as $29.12 on January 4, 2002, and as low as $10.86 on September 24, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

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

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have not only experienced extreme price and volume fluctuations recently but have experienced significant declines. These fluctuations and declines in some instances have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our financial performance.

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


Item 4. Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company's chief
executive officer and chief financial officer, after reviewing and evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to timely provide them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act.

Changes in Internal Controls.   There have not been any significant changes in
the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.




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



Item 5.  Other Information

Change in Board of Directors.   Effective August 14, 2002, David Ure resigned
from the Board of WebEx and Casimir Skrzypczak was elected as a new member of the Board.

Stockholder Proposals for 2003 Annual Meeting. To be considered for inclusion in the Company's proxy statement and form of proxy for its 2003 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 16, 2002.

A stockholder proposal not included in the Company's proxy statement for the 2003 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company's 2003 Annual Meeting of Stockholders, which is scheduled to be held on May 14, 2003, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 24, 2003 but not prior to February 28, 2003.







Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number     Description
---------  ----------------------------------------------------------
3.1*       Amended and Restated Certificate of Incorporation
3.2**      Amended and Restated Bylaws
4.1*       Form of Common Stock Certificate
10.1       Registrant's 2000 Stock Incentive Plan, (as amended August 14, 2002)
99.1       Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350
99.2       Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350














-----------------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

**     Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended September 30, 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEBEX COMMUNICATIONS, INC.

Date:  November 14, 2002                     By:/s/ Craig Klosterman
                                                -----------------------
                                                   Craig Klosterman
                                                Chief Financial Officer
                                               (Duly Authorized Officer,
                                                Principal Financial and
                                              Principal Accounting Officer)










                        FORM 10-Q CERTIFICATION

I, Subrah S. Iyar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WebEx Communications, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/ Subrah S. Iyar
------------------------
Subrah S. Iyar
Chief Executive Officer









                         FORM 10-Q CERTIFICATION

I, Craig Klosterman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WebEx Communications, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/ Craig Klosterman
--------------------------
Craig Klosterman
Chief Financial Officer






                                  EXHIBIT INDEX

Exhibit
Number     Description
---------  ----------------------------------------------------------
3.1*       Amended and Restated Certificate of Incorporation
3.2**      Amended and Restated Bylaws
4.1*       Form of Common Stock Certificate
10.1       Registrant's 2000 Stock Incentive Plan, (as amended August 14, 2002)
99.1       Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350
99.2       Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350
-----------------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

**     Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849), for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.























1