Form 10-K
period 2002-12-31
WEBEX COMMUNICATIONS INC
filed 2003-03-27
CIK 1109935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from                          to

Commission File Number: 0-30849

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of Common Stock held by non-affiliates as of June 28, 2002 (the last business day of the registrant’s most recently-completed second fiscal quarter and based upon the closing sale price on the Nasdaq National Market on such date) was approximately $263,615,322. Shares of Common Stock held by each executive officer and director, and shares held by other individuals and entities and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, there were 41,149,838 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

WEBEX COMMUNICATIONS, INC.

FORM 10-K

For the Year Ended December 31, 2002

i

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, expected benefits of our products and services, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings, expected expenses including those related to sales and marketing, research and development and general and administrative, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all references to “WebEx,” “we,” “us,” “our” or the “Company” mean WebEx Communications, Inc.

Our trademarks include ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. We also refer to trademarks of other corporations and organizations in this document.

PART I

Item 1.    Business

Overview

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones. Because our services enable users to share voice, data and video with others in remote locations, WebEx believes it can enhance the quality and variety of real-time communications compared to traditional telephone communications. WebEx’s services enable users to engage in media-rich, interactive, real-time communications without the need to be in the same physical location, thereby enabling WebEx customers to be much more productive and efficient than they would be if they had to travel to the locations of the other participants to achieve the same type of communication and interactivity.

We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released interactive communications software built on our technology in early 1998. We began offering WebEx Meeting Center, our first real-time, interactive, multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. We also made available a subset of our service for free at www.webex.com. Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Meeting Center service, on developing, enhancing and deploying new services, on expanding our sales and marketing organizations, and on deploying our global WebEx MediaTone Network. As of December 31, 2002 we provided, and still provide, the following services: WebEx Meeting Center, WebEx Business Exchange, WebEx Training Center, WebEx Support Center and WebEx OnStage. In January 2003, we launched a new service, WebEx Enterprise Edition.

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. Revenue from subscription services consists of monthly usage fees, which are based upon a fixed number of concurrent ports or a usage-based commitment, and initial set-up fees. Typically, our contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew monthly unless terminated by either party.

Our Services and Technology Architecture

We have designed and developed our technology architecture to satisfy the interactive communications requirements of a broad range of customers. We provide a number of web communications services, which are delivered through the WebEx MediaTone Network.

WebEx Communication Services

Our web communications services provide a broad range of features that build on the real-time functionality and capabilities of the WebEx MediaTone Network.

•	WebEx Meeting Center. WebEx Meeting Center is a service designed to enable the easy sharing of documents and applications on the Web and allow business professionals to communicate more effectively and economically through interactive online meetings. WebEx Meeting Center is a service that can be easily provisioned with low start-up costs and without the need for the involvement of information technology professionals. WebEx Meeting Center allows users to give presentations, demonstrate software, view, annotate, and edit any document electronically and collaboratively, share applications or a user’s entire desktop, provide support via remote control, take meeting participants on a Web tour, and includes integrated teleconferencing and video. WebEx Meeting Center Pro includes the full range of Meeting Center functionality. We also offer Meeting Center Standard, which does not include some of the features of Meeting Center Pro.

•	WebEx Business Exchange. WebEx Business Exchange is a personalized, virtual office space and directory on the Web designed for sales, marketing, and customer support professionals. With Business Exchange, users can meet on-line with customers, partners, and potential business associates. WebEx Business Exchange allows users to schedule and start WebEx meetings, maintain an office calendar, receive or leave messages, maintain an address book, upload and download files to and from a user’s virtual folders, chat with other WebEx office users with an instant messenger, and be listed in the WebEx Business Directory. WebEx Business Exchange is provided to existing WebEx customers, though it is no longer generally available for sale.

•

WebEx Support Center.    Formerly known as WebEx OnCall, this service is primarily used by customer service organizations to provide remote hands-on support for system or software application problems. WebEx Support Center enables our customers to enhance the effectiveness of traditional telephone-based customer support by allowing their service agents to support end-users through the web browser, with no requirement for preinstalled software on either computer. The service incorporates a custom user interface to simplify support interactions for both the support agent and the end-user.

•	WebEx OnStage. WebEx OnStage offers business managers and executives a professionally managed web conferencing service for communications events such as press briefings, product announcements and marketing events. The service combines WebEx’s interactive meeting capabilities with planning, training, logistics management and real-time support services to provide a comprehensive service that reduces the customer effort involved in hosting a web seminar. The service includes online confirmation, notification, and instruction, customized attendee registration, high-resolution text and graphics, the ability to demonstrate any application in real-time, audience feedback collection via polling, white board interaction, guided web browsing, live chat, recording and archiving of any seminar for on-demand playback, and end user reports.

•	WebEx Training Center. WebEx Training Center is a web communications service that is designed for training and e-learning applications. With Training Center, users can coordinate training schedules from announcement to enrollment to follow-up, deliver live instruction from a variety of sources directly to learners’ desktops, and give presentations that include audio, video and interactive multimedia. Training Center further permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions, and record, edit, play back and archive entire sessions for future use.

•	WebEx Enterprise Edition. WebEx Enterprise Edition is a service that integrates all of WebEx’s currently available web communications offerings—WebEx Meeting Center, WebEx Training Center, WebEx Support Center and WebEx OnStage—to create a single source for all enterprise communications. WebEx Enterprise Edition features include allowing users to create a personalized “MyWebEx” meeting room with a unique URL that becomes a default meeting address for all Web meetings. WebEx Enterprise Edition enables users to start meetings with a single click of the tool bar icon, allows users to access or share information securely in a Web meeting where the content or application resides in an unattended remote computer, and enables users to integrate MyWebEx with the Microsoft Outlook application.

WebEx MediaTone Network

The WebEx MediaTone Network is a private, global-switched, redundant network that is designed to deliver scalable, secure, real-time communications services to our customers by capturing screen data from a meeting presenter’s computer, translating that information into a proprietary format, and routing that information through WebEx switching clusters to the meeting session participants. The WebEx MediaTone Network is based on MediaTone, WebEx’s proprietary information switching technology. WebEx’s MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, deliver advance communications capabilities and support a range of devices and platforms. The WebEx MediaTone Network includes:

-	high capacity Internet connections for high-speed connectivity and redundancy;

-	WebEx proprietary switches in data centers located across the U.S., Europe and Asia, in our own facilities and at third-party co-location facilities;

-	network operations centers where we manage and monitor the WebEx MediaTone Network 24 hours a day, seven days a week;

-	the ability to dynamically add capacity at any facility and otherwise manage heavy network traffic during peak usage periods, enabling each WebEx switching cluster to scale to meet changes in user demand;

-	network management software to minimize technical issues;

-	sophisticated diagnostic software for troubleshooting and rapid problem resolution;

-	the ability to support high-speed sharing of rich media content within Microsoft PowerPoint presentations, such as the sharing of embedded flash files, the sharing of audio software applications such as Microsoft’s Media Player and Real Corporation’s RealPlayer, and the sharing of previously-recorded WebEx meetings, in each instance with the ability to start, pause, stop, reverse and fast-forward the content;

-	the ability to access or share information securely in a WebEx meeting where the content or applications reside in an unattended remote computer;

-	the ability to support video conferencing with just a browser and simple web cams;

-	the ability to share multiple documents and presentations at the same time and the ability to flip back and forth between them; and

-	the ability to create a personalized, persistent Web meeting room, like a personal telephone number or an office extension.

Customers and Distribution Partners

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and through a revenue share, discounted or pay-per-use basis to our distribution partners. Our customers purchase and use our services themselves while our distribution partners integrate and resell our services with their offerings. Some of our distribution partners are also end-user customers.

As of December 31, 2002 and 2001, we had subscription agreements with over 7,200 and 5,200 customers, respectively. In 2002, we derived more than 90% of our revenue from direct sales to customers. As of December 31, 2002, we had agreements in place with approximately 145 distribution partners, including portals, software and service vendors and communications service providers. In 2002 we generated less than 10% of our revenue from these relationships. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers typically resell our services in conjunction with their teleconferencing services. Our distribution agreements typically have terms of one to three years and are automatically renewed for additional one-year terms unless either party terminates the agreement with 30 days prior written notice. In most of these agreements, the distribution partner purchases subscription or pay per use services from WebEx and resells such services to end user customers. Under these agreements, the amount of revenue we receive depends on the level of commitment and volume of business generated under the agreement.

Under our distribution agreements, either WebEx or the distribution partner bills the end user customers. When WebEx bills the end user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner and the remainder is retained by WebEx. When the distribution partner bills the end user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end user.

In 2002, sales of our Meeting Center service, whether directly to our customers or indirectly through our distribution partners, accounted for approximately 65% of our revenue. In 2001 and 2000, respectively, sales of our Meeting Center service accounted for 75% and 90% of our revenue. This decline may continue as we introduce new product offerings and increase revenue in other existing products.

Third Party Software and Hardware

We license software and purchase hardware, such as database, operating system, and web server software, font technology and servers, routers and audio-conference bridges. We believe this third party technology allows us to integrate current and emerging technology into our service offerings. These third party technologies include

BEA Systems (application servers), Bitstream (font technology), Oracle (database technology) and Voyant (audio-conference bridges).

Research and Development

The emerging market for web communications services is characterized by rapid technological change, new product introductions and enhancements, evolving customer requirements and rapidly changing industry standards. We devote a substantial portion of our resources to developing and enhancing our network services and application platform, extending our global network, and conducting quality assurance testing.

As of December 31, 2002, we had 122 employees engaged in research and development activities. Our research and development expenditures were approximately $22.8 million, $16.3 million and $12.2 million in 2002, 2001 and 2000, respectively. We expect to continue to devote significant resources to research and development for the foreseeable future.

A significant amount of our development and testing activity is conducted by our subsidiary in China (“WebEx China”). Prior to February 2003, our development and testing activity was conducted by three companies in China, which are owned by our President and Chief Technical Officer, Mr. Min Zhu, and his spouse. In February 2003, WebEx China acquired substantially all of the assets of these three companies for a cash purchase price of $ 0.2 million and hired approximately 325 of their employees. The valuation of the assets was determined by an independent appraisal. Prior to the completion of this asset purchase, we had contracts with these companies under which they performed development projects, assigned ownership of the work performed to us, and invoiced us for services rendered based on a monthly fee per employee working on WebEx projects.

Sales and Marketing

Our sales efforts target a broad range of businesses, government agencies and non-profit organizations primarily through direct sales channels and, to a lesser extent, through indirect sales channels. Direct sales are generated through our internal sales force, while indirect sales are generated through agreements with our distribution partners. Our internal sales force uses our own WebEx services to maximize the effectiveness and efficiency of our direct sales channel.

As of December 31, 2002, we had 315 employees engaged in sales and marketing activities. Our sales and marketing expenditures were approximately $58.0 million, $47.2 million and $50.8 million in 2002, 2001 and 2000, respectively. We expect to continue to devote significant resources to sales and marketing for the foreseeable future.

Our marketing programs include customer needs assessment and market analysis, service and platform marketing, brand awareness, advertising, public relations, lead generation, and educating organizations in our target markets. In December 2002, we entered into an agreement with actress Lily Tomlin under which Ms. Tomlin is serving as a celebrity spokesperson for WebEx in WebEx print, electronic and digital media advertising campaigns.

Competition

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM/Lotus (SameTime), Oracle (i-meeting), Microsoft (NetMeeting) and Placeware. In January 2003, Microsoft announced that that it had signed an agreement to acquire Placeware. Other software vendors, such as Oracle, have announced the availability of competitive offerings. Other companies could choose to extend their products and services to include web communications services in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we have. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Some of these competitors, such as Microsoft, have dominant positions in other technology markets and may seek to leverage those positions to expand their presence in the web communications services market, which may make it more difficult for other vendors, such as WebEx, to compete. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitors may introduce products or services that have better capabilities or performance, lower prices, or broader distribution or market acceptance which could cause us to lose customers, lose revenue and earnings, lose market share or require us to increase expenses or reduce the price of our services, any of which could harm our business and operating results.

We believe that the principal competitive factors in our market include:

-	service functionality, quality and performance;

-	ease of use, reliability, scalability and security of services;

-	establishing a significant base of customers and distribution partners;

-	access to distribution channels;

-	ability to introduce new services to the market in a timely manner;

-	customer service and support;

-	attracting third-party developers; and

-	pricing.

Although we believe our services compete favorably with respect to many of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer, and we currently have 25 patent applications pending in the United States. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we have received or may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We routinely require our employees, customers and potential business distribution partners to enter into confidentiality and nondisclosure agreements before we will disclose any confidential aspects of our services, technology or business plans. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. We may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time we receive notices alleging that we infringe intellectual property rights of third parties. In such cases, we typically investigate and respond to the allegations. We are currently not aware of any such allegations that we believe represent a risk of material liability to us.

In addition, in July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the “Hamilton Patent”) against us and several other companies. In March 2003, we entered into a settlement agreement with the plaintiff pursuant to which the plaintiff released us from all claims asserted in the lawsuit and agreed to dismiss the lawsuit with prejudice. Although this lawsuit was settled, other intellectual property claims may be asserted against us in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of December 31, 2002, we had 639 full-time employees, including 122 in research and development, 315 in sales and marketing, 142 in set-up, support and training, and 60 in general and administrative. None of our employees are covered by collective bargaining agreements. In February 2003, our subsidiary in China hired approximately 325 additional employees engaged in research and development. We believe our relations with our employees are good.

Available Information

Our website is located at http://www.webex.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission.

Item 2.    Properties

We currently lease approximately 126,000 square feet in three buildings in San Jose, California, which are used for sales, engineering, support, network operations, and general corporate functions, including our corporate headquarters. The lease terms for two of these buildings expire in September 2004, and for the third building in February 2008. Of the 126,000 square feet, 19,300 square feet have been sub-leased under a non-cancelable sub-lease that expires in July 2004, although the sub-lessee is currently delinquent as to a portion of the payments owing under the sublease. We are also leasing approximately 32,000 square feet of space in Sacramento, California, which is used for sales and support activities. We also have leased facilities in Atlanta, Denver, Raleigh, Chicago, Amsterdam, Melbourne and Tokyo. The lease terms range from June 2004 to February 2008. As a result of our acquisition in February 2003 of substantially all of the assets of three companies in China, we also now lease space in the Chinese cities of Hefei, HongZhou, Shanghai and Suzhou. We believe that these offices will be adequate to meet our requirements for the next 12 months.

Item 3.    Legal Proceedings

In July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the “Hamilton Patent”) against us and several other companies. The complaint alleged that the defendants, including WebEx, manufactured, marketed and sold products and services that infringed several claims of the Hamilton Patent. In March 2003, WebEx entered into a settlement agreement with the plaintiff pursuant to which the plaintiff released WebEx from all claims asserted in the lawsuit and agreed to dismiss the lawsuit with prejudice.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2003, are:

Name	Age	Position
Subrah S. Iyar	45	Chief Executive Officer
Min Zhu	53	President and Chief Technical Officer
Craig Klosterman	48	Chief Financial Officer
David Farrington	46	Vice President, General Counsel and Secretary
Rob Farris	53	Vice President, Worldwide Sales
David Hsieh	39	Vice President, WebEx Services
Peter Scocimara	39	Vice President, Customer Success

Subrah S. Iyar is a co-founder of WebEx and has served as its Chairman and Chief Executive Officer since January 1997. Prior to founding WebEx, Mr. Iyar served as Vice President and General Manager of the Northern California Internet Business division of Quarterdeck Corporation, a software company, from October 1995 until November 1996. From February 1983 to 1995, Mr. Iyar held several senior positions in business development, marketing and sales management at Apple Computer, Inc., a computer hardware company, and Intel Corporation, a semiconductor company. Mr. Iyar holds a B.S. in Electrical Engineering from the Indian Institute of Technology and an M.S. in Computer Engineering from the University of Southwestern Louisiana.

Min Zhu is a co-founder of WebEx and has served as its President and Chief Technical Officer since February 1997. Prior to founding WebEx, Mr. Zhu in 1991 co-founded Future Labs, a real-time collaboration software company that was subsequently sold to Quarterdeck in 1996. Mr. Zhu holds an M.S. in Engineering Economics Systems from Stanford University.

Craig Klosterman has served as Chief Financial Officer of WebEx since February 2000. From August 1998 through November 1999, Mr. Klosterman served as the Chief Financial Officer and Senior Vice President of Finance and Administration for Informatica, a business analytics software company. From February 1993 to August 1998, Mr. Klosterman worked at Lumisys, a medical imaging appliances company, where he held a variety of positions including Chief Operating Officer, Chief Financial Officer and Executive Vice President. Mr. Klosterman holds a B.S. in Mechanical Engineering from the University of Wisconsin and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

David Farrington has served as Vice President, General Counsel and Secretary since March 2000. From April 1998 to March 2000, Mr. Farrington was a partner at the law firm of Skjerven Morrill MacPherson LLP in

San Jose, California. From October 1989 to January 1998, Mr. Farrington worked at Apple Computer, where he held a number of senior positions, including senior director of Apple’s corporate development group, associate general counsel in charge of legal support for Apple’s worldwide sales and marketing organization, and director of Apple’s technology law group. Mr. Farrington holds a B.A. in Sociology from the University of California, Santa Cruz and a J.D. from Hastings College of the Law in San Francisco.

Rob Farris has served as Vice President, Worldwide Sales since July 2002. From January 2001 until March 2002, Mr. Farris was Vice President of Worldwide Sales and Marketing for StorageWay, Inc., an enterprise class storage service provider. From September 1992 through March 2000, Mr. Farris served as Vice President and General Manager of U.S. Sales for the Octel Messaging Division of Lucent Technologies, a telecommunications equipment company. Mr. Farris holds a B.S. in Communications from the University of Miami.

David Hsieh has served as Vice President, WebEx Services since February 2002. From July 2001 to November 2001, Mr. Hsieh was Vice President of Marketing for Evolve Software Inc., a provider of workforce optimization software for professional service organizations and corporate information technology departments. In July 1997, Mr. Hsieh co-founded FaceTime Communications, a provider in instant messaging solutions for large enterprises, serving as its Chief Executive Officer from July 1997 to December 1998 and its Vice President of Marketing from December 1998 to May 2001. Mr. Hsieh holds a B.A. in Fine Arts from Northwestern University.

Peter Scocimara has served as Vice President, Customer Success since August 2002. From April 2002 to August 2002, Mr. Scocimara served as WebEx Vice President, Business Planning. From January 1998 through September 2001, Mr. Scocimara held the following management positions at Excite@Home Corporation: Director of National Accounts (January 1998 to May 1998), Director International Operations (May 1998 to September 1999), Vice President International Operations (September 1999 to March 2001) and Executive Vice President, International (March 2001 to September 2001). Mr. Scocimara earned a B.A. in International Relations from Brown University and an M.B.A. from Harvard University.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “WEBX” since July 28, 2000. Before July 28, 2000, there was no public market for our common stock. The following table sets forth for the periods indicated the highest and lowest sale price of our common stock during each quarter:

Fiscal Year 2002	High	Low
First Quarter	$28.26	$11.42
Second Quarter	$18.99	$12.30
Third Quarter	$15.02	$11.11
Fourth Quarter	$20.68	$8.91

Fiscal Year 2001	High	Low
First Quarter	$27.62	$5.06
Second Quarter	$29.89	$7.50
Third Quarter	$27.25	$16.32
Fourth Quarter	$37.87	$20.60

Holders of Record

As of February 28, 2003, there were approximately 186 holders of record (not including beneficial holders of stock held in street name) of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock and currently have no plans to do so. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6.    Selected Financial Data

The following selected financial information has been derived from audited consolidated financial statements contained in Item 8. The information set forth below is not necessarily indicative of results of future operations and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

	Years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$139,861	$81,186	$25,389	$2,607	$1,987
Cost of revenue	25,064	21,527	10,081	688	484

Gross profit	114,797	59,659	15,308	1,919	1,503
Operating expenses:
Sales and marketing	58,026	47,207	50,807	9,319	2,244
Research and development	22,788	16,284	12,168	3,361	1,406
General and administrative	14,447	10,301	6,553	1,732	198
Equity-based compensation*	2,966	13,688	28,039	2,005	92

Total operating expenses	98,227	87,480	97,567	16,417	3,940

Operating income (loss)	16,570	(27,821)	(82,259)	(14,498)	(2,437)
Interest and other income, net	339	189	1,833	127	102

Net income (loss) before income tax	16,909	(27,632)	(80,426)	(14,371)	(2,335)
Provision for income tax	514	—	—	—	—

Net income (loss)	$16,395	$(27,632)	$(80,426)	$(14,371)	$(2,335)

Net income (loss) per share:
Basic	$0.41	$(0.76)	$(3.81)	$(1.34)	$(0.23)
Diluted	$0.39	$(0.76)	$(3.81)	$(1.34)	$(0.23)

Shares used to compute net income (loss) per share:
Basic	39,687	36,418	21,111	10,700	10,103
Diluted	42,353	36,418	21,111	10,700	10,103
*Equity-based compensation:
Sales and marketing	$1,133	$6,602	$9,916	$720	$33
Research and development	528	2,871	6,404	113	49
General and administrative	1,305	4,215	11,719	1,172	10

	$2,966	$13,688	$28,039	$2,005	$92

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$68,952	$42,146	$28,214	$13,621	$5,522
Working capital	64,907	32,117	19,374	10,588	4,880
Total assets	114,324	90,296	68,543	21,649	5,991
Long-term obligations	—	572	1,269	—	—
Deferred equity-based compensation	1,092	5,724	17,181	2,078	134
Accumulated deficit	108,725	125,120	97,488	17,062	2,691
Stockholders’ equity	88,120	58,827	45,506	14,799	5,112

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, expected benefits of our products and services, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings, expected expenses including those related to sales and marketing, research and development and general and administrative, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Services and our WebEx Multimedia Switching Platform, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Media Tone Network. We currently sell the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center, WebEx OnStage and WebEx Enterprise Edition. In addition, we currently provide to existing customers, though no longer offer for sale generally, a service called WebEx Business Exchange.

Critical Accounting Policies

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserves, and the allowance for doubtful accounts. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition.    Revenue is derived from web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Accordingly, revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from hosted services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by us. We contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner.

Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the end of the commitment period and forfeited by the reseller.

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

Allowance for Doubtful Accounts.     We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data as a percentage of revenue.

	Years ended December 31,
	2002	2001	2000
Net revenue	100%	100%	100%
Cost of revenue	18	27	40

Gross profit	82	73	60
Operating expenses:
Sales and marketing	41	58	200
Research and development	16	20	48
General and administrative	11	13	26
Equity-based compensation	2	16	110

Total operating expenses	70	107	384

Operating income (loss)	12	(34)	(324)
Interest and other income, net	0	0	7

Net income (loss) before income tax	12	(34)	(317)
Provision for income tax	0	0	0

Net income/(loss)	12%	(34)%	(317)%

Revenue.     Revenue increased from $25.4 million in 2000 to $81.2 million in 2001 and to $139.9 million in 2002, representing an increase of 220% from 2000 to 2001 and an increase of 72% from 2001 to 2002. These increases were primarily due to growth in our subscribing customer base and the increased adoption by existing customers. By the end of 2002, the number of customers in our subscribing base had grown by more than 35% from the end of 2001.

Cost of revenue.     Our cost of revenue consists of costs related to user set-up, network and data center operations, technical support and training activities including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased from $10.1 million in 2000 to $21.5 million in 2001 and to $25.1 million in 2002. As a percent of revenue, cost of revenue decreased from 40% in 2000 to 27% in 2001 and to 18% in 2002. These increases in cost of revenue were primarily due to increases in the cost for delivering existing and new services to more customers, additional technical staff to support our growing installed base of customers and new services, and expanding and improving our worldwide network.

Sales and marketing.     Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense decreased from $50.8 million in 2000 to $47.2 million in 2001 and increased to $58.0 million in 2002. The decrease from 2000 to 2001 was primarily due to reduced spending on advertising focused on our building brand awareness. The decrease was partially offset by increases in our sales force and higher sales commissions as our sales volume increased. In 2002, our sales and marketing spending increased in absolute dollars compared to 2001 due to increased sales spending to expand our sales force and in marketing spending for advertising focused on building brand awareness and generating sales leads.

Research and development.     Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting engineering services. Research and development expense increased from $12.2 million in 2000 to $16.3 million in 2001 and to $22.8 million in 2002. These increases were primarily related to personnel related expenses resulting from increases in staffing and incremental payments to companies in China providing engineering services to WebEx on a contract basis. Included in research and development expense are $2.9 million, $2.9 million and $3.3 million, in 2000, 2001 and 2002, respectively, for the cost of engineering services provided by these companies in China.

General and administrative.     Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting, and bad debt expense. General and administrative expense increased from $6.6 million in 2000 to $10.3 million in 2001 and to $14.4 million in 2002. These increases were primarily due to higher professional fees, bad debt expense, personnel and payroll related expenses. Bad debt expense increased from $1.3 million in 2000 to $3.4 million in 2001 and to $6.1 million in 2002. The increases are primarily related to the increased size of our installed customer base, which is used to calculate potential future credit losses based on historical losses.

Equity-based compensation.     Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased from $28.0 million in 2000 to $13.7 million in 2001 and to $3.0 million in 2002. The decreases from year to year were primarily due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations of our stock price on the recognition of expense on options granted to non-employees, offset by compensation recorded by us in connection with the modification of awards to terminated employees. Equity-based compensation expense related to the unvested portion of non-employee options will be impacted by future changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net.     Interest and other income, net is comprised of interest income and expense and other expenses. Interest and other income, net decreased from $1.8 million in 2000 to $0.2 million in 2001 and increased to $0.3 million in 2002. The decrease from 2001 to 2000 was primarily due to an impairment write-down of $0.8 million of our $1.0 million investment in a distribution partner, Tonbu, Inc., and lower market interest rates. In 2002, we wrote down the remaining $0.2 million investment in Tonbu. The impairment charges on our investment in Tonbu resulted from a determination that an other-than-temporary decline in its value had occurred after the evaluation of several factors, including recent capital raising activities undertaken by Tonbu. The increase from 2001 to 2002 was primarily due to lower impairment charges offset by less interest earned due to lower market interest rates.

Income taxes.     Because we incurred net operating losses in 2000 and 2001, we paid no federal, state and foreign income taxes in those periods, nor did we recognize any tax benefits for the related tax operating loss carryforwards. During 2002, we realized pre-tax earnings and we have net operating loss carryforwards available to offset taxable income in the U.S. Based on our cumulative losses, we do not believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax assets are shown in the accompanying consolidated balance sheets. If we continue to experience growth in profitable operations in 2003, we may have evidence to support the recognition of deferred tax assets. We recorded a provision for income tax of $0.5 million during 2002 related to foreign and state taxes.

As of December 31, 2002, the Company had approximately $65.6 million and $42.1 million of net operating loss carryforwards for federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in various years from 2018 to 2022 and the state net operating loss carryforwards expire beginning in 2006. The Company had approximately $2.1 million of net operating loss carryforwards for foreign income tax purposes. The foreign net operating losses can be carried forward indefinitely.

Net income (loss).     As a result of the foregoing, we reported net income of $16.4 million in 2002 and net loss of $27.6 million and $80.4 million in 2001 and 2000, respectively.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily from the private sale of preferred equity securities. Upon completion of our initial public offering of common stock in 2000, a total of 4,025,000 shares were sold to the public, which resulted in proceeds to WebEx, after offering expenses, of $50.5 million. In 2001, we sold an additional 2,000,000 shares of common stock in a private placement, which resulted in net proceeds to us of $20.5 million.

As of December 31, 2002, cash, cash equivalents and short-term investments were $69.0 million, an increase of $26.9 million compared with cash and cash equivalents of $42.1 million as of December 31, 2001. As of December 31, 2002, our debt was $0.0 million compared with outstanding debt of $5.5 million as of December 31, 2001.

Net cash provided by (used in) operating activities was $31.9 million in 2002, ($7.7) million in 2001 and ($44.8) million in 2000. Cash provided by operating activities in 2002 was the result of net income adjusted for non-cash components offset by increases in accounts receivable. Net cash used in 2001 and 2000 resulted primarily from net losses adjusted for non-cash components and increases in accounts receivable offset by increases in accrued liabilities and deferred revenue.

Net cash provided by (used in) investing activities was ($43.6) million in 2002, ($9.0) million in 2001 and ($23.3) million in 2000. Net cash used by investing activities related primarily to the purchase of short-term investments and capital expenditures for equipment, hardware and software used in our MediaTone network, and a loan to our Chief Executive Officer in 2000 which was partially repaid in 2001 and fully repaid in 2002.

Net cash provided by financing activities was $2.2 million in 2002, $30.6 million in 2001 and $82.7 million in 2000. Cash provided by financing activities was primarily due to the sale of our Series D preferred stock and initial public offering in 2000, the private placement of common stock and bank borrowings in 2001, and the exercise of stock options and employee purchases of common stock offset by the repayment of debt in 2002.

We have a revolving credit line with a bank that provides available borrowings of up to $7.5 million. Amounts borrowed under the revolving credit line bear interest at the prime rate plus 0.75% and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 30, 2003. The credit agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenue. As of December 31, 2002, we have no outstanding borrowings under the credit line.

As of December 31, 2002, our outstanding purchase commitments, including those for usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $7.9 million. We expect the majority of these purchase commitments to be settled in cash within the next 12 months with the longest commitment expiring in August 2007. We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases are approximately $19.0 million.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in each quarter of 2002. We anticipate that we will continue to generate positive cash flow from operations in 2003 and that existing cash reserves will therefore be sufficient to meet our capital and operating requirements during this period. If revenue in 2003 is less than anticipated, we may take steps to reduce our discretionary expenses, such as marketing, reduce planned capital expenditures or limit the growth of personnel. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing would be available at all or, if available, would be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Recent Accounting Pronouncements

On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets”, which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on our financial position or results of operations or cash flows as we have no recorded goodwill.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in our recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for our third quarter of 2003, and we are currently evaluating the effects of adoption of EITF 00-21 on our service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

Although we realized net earnings in 2002, we incurred net losses in 1998, 1999, 2000 and 2001, and there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future quarters.

Although we realized net earnings of approximately $16.4 million for the year ended December 31, 2002, we incurred net losses of approximately $27.6 million for the year ended December 31, 2001 and $80.4 million for the year ended December 31, 2000, and we may experience net losses in future quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share in the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of December 31, 2002, we had an accumulated deficit of approximately $108.7 million.

Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

We commenced operations in February 1995 and our business originally consisted of consulting services. In early 1998, we licensed an interactive communications product to a small number of customers. We began offering WebEx Meeting Center in February 1999, our first real-time, interactive multimedia communications service, and began selling this service to customers and distribution partners. We now offer several web communications services in addition to Meeting Center, though a few of these services have been launched only in recent months. Because of our limited operating history of providing services and other factors, our quarterly revenue and operating results are difficult to predict. In addition, because of the emerging nature of the market for web communications services, our quarterly revenue and operating results may fluctuate from quarter to quarter. A number of other factors could cause fluctuations in our operating results.

Factors outside our control include:

-	our distribution partners’ degree of success in distributing our services to end-users;

-	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

-	changes in offerings or pricing policies of our competitors; and

-	the growth rate of the market for web communications services.

Factors within our control include:

-	our ability to develop, enhance and maintain our web communications network in a timely manner;

-	the mix of services we offer;

-	our ability to attract and retain customers;

-	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure;

-	the announcement, introduction and market acceptance of new or enhanced services or products by us; and

-	changes in our pricing policies, such as converting customers from subscription-based pricing to pay-per-use pricing, or vice versa.

If any of these factors impact our business in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform, and our competitors’ success could impact our longer-term financial performance by reducing demand for our services.

We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

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

Our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on thirty days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to twelve months. In calendar 2002, over 95% of the contracts entered into were renewed beyond their initial term. We terminate customers who fail to pay for our services. In 2002, we terminated approximately 250 customers who had failed to pay for our services on a timely basis. We anticipate that termination of non-paying customers will continue for the foreseeable future. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 90% of our revenue from direct sales to customers. As of December 31, 2002, we had distribution agreements in place with approximately 145 distribution partners. For the year ended December 31, 2002, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have been initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner, we lose existing distribution partners, or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.

We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service accounted for more than 65% of our revenue for the year ended December 31, 2002. Although we have recently experienced growth in sales of our newer services, primarily our OnStage, Training Center and Support Center services, these newer services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling new services, our operating results will suffer.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during 2002, our average peak usage ran at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.

Our sales cycle makes it difficult to predict our quarty operating results.

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

The existence of significant equity-based compensation, along with possible future regulatory action requiring the reporting of employee stock options as an expense item, will negatively impact earnings.

As of December 31, 2002 we had approximately $1.1 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with our stock price, and, accordingly, the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported by public companies. If there were a change in the law or in accounting standards that would require us to report stock options for employees as an expense, our net income would be negatively impacted.

If our branding and marketing efforts are not successful, our business may be harmed.

We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our web communications services. Our marketing and advertising campaigns or branding efforts may not be successful or consumers may not find our marketing efforts compelling. If our marketing efforts are not successful, our business and operating results will be harmed.

We rely on our China subsidiary, which exposes us to risks of economic instability in China and risks related to political tension between China and the United States.

Prior to February 2003, a significant portion of our development and testing activity was conducted by three companies in China, which are owned by our President and Chief Technical Officer, Min Zhu, and his spouse. In February 2003, our subsidiary WebEx China purchased substantially all of the assets of these three companies and hired from these companies a substantial percentage of their employees. We believe our acquisition of these operations will cause our research and development expenses to increase. As of February 2003, we rely on WebEx China to conduct a significant portion of our quality assurance testing and software development activities. There are four WebEx China facilities, located in each of Hefei, HongZhou, Shanghai and Suzhou. Our reliance on WebEx China for a significant portion of our quality assurance and software development activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. The loss of our WebEx China development and testing activity may cause our costs to increase. In addition, current political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

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

Our customers and end-users may use our services to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach.

The software underlying our services is complex, and our business and reputation could suffer if our services fail to perform properly due to undetected errors or similar problems with our underlying software.

Complex software, such as the software underlying our services, often contains undetected errors. We may be forced to delay commercial release of our services until problems are corrected and, in some cases, may need to implement enhancements to correct errors that we do not detect until after deployment of our services. If we do detect an error in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

-	damage to our reputation;

-	damage to our efforts to build brand awareness;

-	loss of or delay in revenue;

-	delays in our loss of market acceptance of our services; and

-	unexpected expenses and diversion of resources to remedy errors.

If our services do not work with the many hardware and software platforms used by our customers and end-users, our business may be harmed.

We currently serve customers and end-users that use a wide variety of constantly changing hardware and software applications and platforms. If our services are unable to support these platforms, they may fail to gain broad market acceptance, which would cause our operating results to suffer. Our success depends on our ability to deliver our services to multiple platforms and existing, or legacy, systems and to modify our services and underlying technology as new versions of applications are introduced. In addition, the success of our services depends on our ability to anticipate and support new standards, especially web standards.

We license third-party technologies, and if we cannot continue to license these or alternate technologies in a timely manner and on commercially reasonable terms, our business could suffer.

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license real-time database replication software and font rendering technology. These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel increased from 497 employees at December 31, 2001 to 639 at December 31, 2002, and we expect continued increases in our personnel in 2003. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We hired approximately 235 people in 2002, and we expect to continue to increase our personnel in 2003. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2002 made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our web communications services or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be adversely affected. In addition, business interruption insurance may not adequately compensate us for losses that may occur.

We might have liability for content or information transmitted through our communications services.

Claims may be asserted against us for defamation, negligence, copyright, patent or trademark infringement and other legal theories based on the nature and content of the materials transmitted through our web communications services. Defending against such claims could be expensive, could be time-consuming and could divert management’s attention away from running our business. In addition, any imposition of liability could harm our reputation and our business and operating results, or could result in the imposition of criminal penalties.

Our success depends upon the patent protection of our software and technology.

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation and optimizing data transfer, and we currently have 25 patent applications pending in the United States. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. In addition, we may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time we receive notices alleging that we infringe intellectual property rights of third parties. In such cases, we typically investigate and respond to the allegations. We are currently not aware of any such allegations that we believe represent a risk of material liability to the company. In July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the “Hamilton Patent”) against us and several other companies. In March 2003, we entered into a settlement agreement with the plaintiff pursuant to which the plaintiff released us from all claims asserted in the lawsuit and agreed to dismiss the lawsuit with prejudice. Although this lawsuit was settled, other intellectual property claims may be asserted against us in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. As of December 31, 2002, we had no specific agreements, commitments or discussions with respect to any acquisitions or investments, other than our discussions concerning the acquisition by WebEx China of substantially all of the assets of three companies in China owned by our President and Chief Technical Officer, Min Zhu and his spouse, which asset purchase took place in February 2003. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services, such as Centra Software, Genesys, Raindance, IBM/Lotus (SameTime), Microsoft (NetMeeting), Oracle (i-meeting) and Placeware. In January 2003 Microsoft announced that it had signed an agreement to acquire Placeware. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.

Microsoft may become a formidable competitor in the web communications market, which may be enhanced by its announced intention to acquire Placeware.

In January 2003, Microsoft announced that it had signed an agreement to acquire our competitor Placeware. If the acquisition is completed, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft’s announced intention to acquire Placeware could mean Microsoft will devote greater resources to the web communications market than it has in the past. If Microsoft ultimately acquires Placeware, Microsoft could invest a significant amount of financial and technical resources in improving the Placeware web conferencing offering or Microsoft’s own NetMeeting offering, or Microsoft could develop entirely new web communications technologies. Additionally, Microsoft could vastly increase the marketing resources devoted to the Placeware’s web conferencing offerings, Microsoft’s own NetMeeting or other web communications technologies Microsoft may be developing. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser market to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. While we believe that our current market leadership over Placeware and NetMeeting in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft’s competitive activity in the web communications market could have a significantly harmful effect on our business.

Our future success depends on the broad market adoption and acceptance of web communications services.

The market for web communications services is relatively new and rapidly evolving. Market demand for communications services over the Web is uncertain. If the market for web communications services does not grow, our business and operating results will be harmed. Factors that might influence market acceptance of our services include the following, all of which are beyond our control:

-	willingness of businesses and end-users to use web communications services for websites;

-	the growth of the Web and commercial on-line services;

-	the willingness of our distribution partners to integrate web communications services for websites in their service offerings; and

-	the ongoing level of security and reliability for conducting business over the Web.

Our success depends on the continued growth of Web usage and the continued growth in reliability and capacity of the Internet.

Because customers access our network through the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems and other high bandwidth communications technologies, for providing reliable, high-performance Internet access and services. Because global commerce on the Web and the on-line exchange of information is new and evolving, we cannot predict whether the Web will continue to be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient and reliable means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. If increases in Web usage or the continued growth in reliability and capacity of the Internet fail to materialize, our ability to deliver our services may be adversely affected and our operating results could suffer.

We face risks associated with government regulation of the Internet, and related legal uncertainties.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services. The adoption of such laws and regulations may harm our business.

Current and future economic and political conditions may adversely affect our business.

Economic growth in the United States and throughout most of the world continues to be slow, and it is uncertain when economic conditions may improve. In addition, the war in Iraq and tensions throughout the Middle East are having a negative effect on the economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorists attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors appear to have been particularly affected by the recent slowdown in the economy. If poor economic conditions continue or worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

We may experience power blackouts and higher electricity prices as a result of energy shortages or electrical system failures, which could disrupt our operations and increase our expenses.

In 2001, California experienced increased energy prices, energy shortages, and blackouts. We rely on the major Northern California public utility, Pacific Gas & Electric Company (“PG&E) to supply electric power to our headquarters in Northern California. PG&E has filed for protection under Chapter 11 of the Bankruptcy Act. If power outages or energy price increases occur in the future in California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and December 31, 2002, our stock price has traded as high as $28.26 on January 4, 2002, and as low as $8.91 on October 3, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

-	variations in our actual or anticipated operating results;

-	sales of substantial amounts of our stock;

-	announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

-	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

-	conditions in the Internet industry;

-	governmental regulation and legislation; and

-	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, we could face substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. A small, but growing, part of our business is conducted outside the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

WebEx Communications, Inc.:

We have audited the consolidated financial statements of WebEx Communications, Inc. and subsidiaries (the “Company”) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

February 4, 2003

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$32,597	$42,146
Short-term investments	36,355	—
Accounts receivable, net of allowances of $7,332 and $6,825 at December 31, 2002 and 2001, respectively	19,465	17,938
Prepaid expenses and other current assets	2,694	1,830
Due from related party	—	1,100

Total current assets	91,111	63,014
Property and equipment, net	21,563	25,362
Other non-current assets	1,650	1,920

Total assets	$114,324	$90,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,879	$9,156
Accrued liabilities	9,102	6,695
Short-term debt	—	5,500
Current portion of capital lease obligation	489	1,410
Deferred revenue	8,734	8,136

Total current liabilities	26,204	30,897
Capital lease obligations, less current portion	—	572

Total liabilities	26,204	31,469

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,022,011 and 39,998,432 shares issued and outstanding at December 31, 2002 and 2001, respectively	41	40
Additional paid-in capital	197,160	189,649
Note receivable from stockholder	(45)	(45)
Deferred equity-based compensation	(1,092)	(5,724)
Accumulated other comprehensive income	781	27
Accumulated deficit	(108,725)	(125,120)

Total stockholders’ equity	88,120	58,827

Total liabilities and stockholders’ equity	$114,324	$90,296

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Net revenue	$139,861	$81,186	$25,389
Cost of revenue	25,064	21,527	10,081

Gross profit	114,797	59,659	15,308
Operating expenses:
Sales and marketing	58,026	47,207	50,807
Research and development	22,788	16,284	12,168
General and administrative	14,447	10,301	6,553
Equity-based compensation*	2,966	13,688	28,039

Total operating expenses	98,227	87,480	97,567

Operating income (loss)	16,570	(27,821)	(82,259)
Interest and other income, net	339	189	1,833

Net income (loss) before income tax	16,909	(27,632)	(80,426)
Provision for income tax	514	—	—

Net income (loss)	$16,395	$(27,632)	$(80,426)

Net income (loss) per share:
Basic	$0.41	$(0.76)	$(3.81)
Diluted	$0.39	$(0.76)	$(3.81)
Shares used to compute net income (loss) per share:
Basic	39,687	36,418	21,111
Diluted	42,353	36,418	21,111
* Equity-based compensation:
Sales and marketing	$1,133	$6,602	$9,916
Research and development	528	2,871	6,404
General and administrative	1,305	4,215	11,719

	$2,966	$13,688	$28,039

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2002, 2001 and 2000

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stock-holder	Deferred Equity- Based Compen- sation	Compre- hensive Income (Loss)	Accumulated Other Comprehensive Income(Loss)	Accum- ulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	13,077,051	$29,108	11,047,166	$11	$4,820	$—	$(2,078)		$—	$(17,062)	$14,799

Net loss	—	—	—	—	—	—	—	$(80,426)	—	(80,426)	(80,426)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8)	(8)	—	(8)

Comprehensive loss								$(80,434)

Issuance of series C convertible preferred stock	787,131	2,361	—	—	—	—	—		—	—	2,361
Issuance of series D convertible preferred stock, net of issuance costs of $59	2,053,445	25,609	—	—	—	—	—		—	—	25,609
Issuance of common stock in connection with the exercise of stock options	—	—	5,994,054	6	3,922	(45)	—		—	—	3,883
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	79,025	—	940	—	—		—	—	940
Repurchase of common shares	—	—	(245,710)	—	(174)	—	—		—	—	(174)
Issuance of series D warrants to distribution partner	—	—	—	—	1,737	—	(1,737)		—	—	—
Amortization of equity-based compensation related to series D warrants	—	—	—	—	—	—	709		—	—	709
Deferred equity-based compensation	—	—	—	—	38,604	—	(38,604)		—	—	—
Issuance of common stock in connection with IPO, net of issuance costs of $5,610	—	—	4,025,000	4	50,478	—	—		—	—	50,482
Conversion of convertible preferred stock into common stock	(15,917,627)	(57,078)	15,917,627	16	57,062	—	—		—	—	—
Amortization of equity-based compensation to employees	—	—	—	—	—	—	24,529		—	—	24,529
Equity-based compensation to non-employees	—	—	—	—	2,802	—	—		—	—	2,802

Balances at December 31, 2000	—	$—	36,817,162	$37	$160,191	$(45)	$(17,181)		$(8)	$(97,488)	$45,506

Net loss	—	—	—	—	—	—	—	$(27,632)	—	(27,632)	(27,632)
Foreign currency translation adjustment	—	—	—	—	—	—	—	35	35	—	35

Comprehensive loss								$(27,597)

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	364,944	—	3,704	—	—		—	—	3,704
Repurchase of common shares	—	—	(208,199)	—	(133)	—	—		—	—	(133)
Issuance of common stock upon exercise of series D warrants	—	—	207,131	—	—	—	—		—	—	—
Forfeitures of stock options	—	—	—	—	(1,137)	—	1,137		—	—	—
Amortization of equity-based compensation related to series D warrants	—	—	—	—	—	—	1,028		—	—	1,028
Issuance of common stock in connection with the exercise of stock options	—	—	817,394	1	3,148	—	—		—	—	3,149
Issuance of common stock in connection with the private placement	—	—	2,000,000	2	20,508	—	—		—	—	20,510
Amortization of equity-based compensation to employees	—	—	—	—	1,005	—	9,292		—	—	10,297
Equity-based compensation to non-employees	—	—	—	—	2,363	—	—		—	—	2,363

Balances at December 31, 2001	—	$—	39,998,432	$40	$189,649	$(45)	$(5,724)		$27	$(125,120)	$58,827

Net income	—	—	—	—	—	—	—	$16,395	—	16,395	16,395
Foreign currency translation adjustment	—	—	—	—	—	—	—	549	549	—	549
Unrealized gain on investments	—	—	—	—	—	—	—	205	205	—	205

Comprehensive income								$17,149

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	420,707	—	4,501	—	—		—	—	4,501
Repurchase of common shares	—	—	(172,641)	—	(204)	—	—		—	—	(204)
Forfeitures of stock options	—	—	—	—	(3,047)	—	3,047		—	—	—
Issuance of common stock in connection with the exercise of stock options	—	—	775,401	1	4,880	—	—		—	—	4,881
Amortization of equity-based compensation to employees	—	—	—	—	1,075	—	1,585		—	—	2,660
Equity-based compensation to non-employees	—	—	—	—	306	—	—		—	—	306

Balances at December 31, 2002	—	$—	41,021,899	$41	$197,160	$(45)	$(1,092)		$781	$(108,725)	$88,120

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$16,395	$(27,632)	$(80,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts and sales reserve	13,703	12,784	2,189
Depreciation and amortization	12,639	9,116	3,651
Impairment of investment	250	750	—
Equity-based compensation	2,966	13,688	28,040
Changes in operating assets and liabilities:
Accounts receivable	(15,230)	(21,126)	(9,336)
Prepaid expenses and other current assets	(864)	1,502	(1,964)
Other non-current assets	(116)	113	(185)
Accounts payable	(1,277)	(896)	6,617
Accrued liabilities	2,407	2,600	3,382
Deferred revenue	598	1,403	3,231
Other	387	35	(12)

Net cash provided by (used in) operating activities	31,858	(7,663)	(44,813)

Cash flows from investing activities:
Payments from (loan to) related party	1,100	2,500	(3,600)
Payments of security deposits	(255)	—	(581)
Purchases of short-term investments	(80,974)	(9,869)	—
Sales and maturities of short-term investments	44,779	9,869	—
Purchases of property and equipment	(8,241)	(11,546)	(19,075)

Net cash used in investing activities	(43,591)	(9,046)	(23,256)

Cash flows from financing activities:
Net proceeds from initial public offering	—	—	50,482
Net proceeds from other issuances of common stock	9,381	27,363	4,823
Repurchase of restricted common stock	(204)	(133)	(174)
Net proceeds from issuance of preferred stock	—	—	27,970
Principal payments of capital lease obligations	(1,493)	(2,089)	(239)
Borrowings of short-term debt	10,500	22,000	—
Repayments of short-term debt	(16,000)	(16,500)	—
Repayment of amounts due to related party	—	—	(200)

Net cash provided by financing activities	2,184	30,641	82,662

Increase (decrease) in cash and cash equivalents	(9,549)	13,932	14,593
Cash and cash equivalents at beginning of the year	42,146	28,214	13,621

Cash and cash equivalents at end of the year	$32,597	$42,146	$28,214

Supplemental disclosures of noncash investing and financing activities:
Increase (decrease) in deferred equity-based compensation	$(3,047)	$(1,137)	$40,341

Unrealized gain on investments	$205	$—	$—

Shareholder note received for issuance of common stock	$—	$—	$45

Acquisition of property and equipment under capital leases	$—	$1,914	$2,396

Equity investment received in connection with reseller arrangement	$—	$—	$1,000

Cash paid for:
Interest	$80	$251	$61

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Company Background

WebEx commenced operations under the name Silver Computing, Inc. in February 1995. WebEx changed its name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, WebEx reincorporated in Delaware under the name WebEx Communications, Inc. WebEx released interactive communications software built on its technology in early 1998, and its business at that time was focused on licensing software to end-users. WebEx began offering WebEx Meeting Center, its first real-time, interactive multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. With WebEx Meeting Center, WebEx’s business focus became providing customers and distribution partners access to its hosted services under subscription and other service arrangements, and WebEx discontinued licensing software to end-users.

WebEx currently develops and markets services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

(b)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)	Foreign Currency Translation

In general, the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss)” in the accompanying consolidated financial statements. The effects of foreign currency transactions are included in “Other income, net” in the determination of net income.

(d)	Revenue Recognition

Revenue is derived from the sale of web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and, accordingly, revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from hosted services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. WebEx contracts directly with the distribution partner and revenue is recognized based on amounts charged to the distribution partner.

During 2000, the Company entered into a distribution agreement with a partner whereby it received $1,000 in equity securities of the distribution partner in consideration for services to be provided over the term of the agreement. The Company accounted for this agreement in accordance with the provisions of EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” During 2002 and 2001, the Company recognized $520 and $480 of revenues related to the equity consideration, respectively.

Persuasive evidence for each arrangement is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus, revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the end of the commitment period and paid by the reseller.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements.

(e)	Allowance for Doubtful Accounts and Sales Reserves

WebEx records an estimate of sales reserve for losses on receivables resulting from customer cancellations or terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable resulting from customers’ financial distress or failure are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

The following presents the detail of the changes in the allowance for doubtful accounts and sales reserve for the years ended December 31, 2002, 2001 and 2000:

	Year ended December 31,
	2002	2001	2000
Balance at beginning of year	$6,825	$1,848	$310
Additions:
Deducted from revenue	7,611	9,352	917
Charged to bad debt expense	6,093	3,432	1272
Deductions:
Amount written off against sales reserves	(8,745)	(5,219)	(0)
Amount written off against doubtful accounts	(4,452)	(2,588)	(651)

Balance at end of year	$7,332	$6,825	$1,848

(f)	Cash Equivalents

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months at date of purchase.

(g)	Short-Term Investments

Short-term investments consist of commercial paper with maturities between 3 and 12 months. Short-term investments are classified as available-for-sale and recorded at fair value with changes in fair value recorded net of tax as a component of other comprehensive income.

(h)	Restricted Cash

Included in other non-current assets in the consolidated balance sheets at December 31, 2002 and 2001 is $500 of restricted cash pledged to support a letter of credit provided as a security deposit on one of WebEx’s leased facilities. The deposit is required for the full term of the lease, which expires in 2004.

(i)	Financial Instruments and Concentrations of Credit Risk

The carrying values of WebEx’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair values due to the short-term nature of these instruments. The carrying values of short-term debt and capital lease obligations approximate fair values based on their terms and interest rate in relation to market rates for similar instruments.

Financial instruments that subject WebEx to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade accounts receivable. WebEx is exposed to credit risk related to cash, cash equivalents, and short-term investments in amounts greater than the federally insured limits in the event of default by the financial institutions or the issuers of these investments. WebEx performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral from its customers. The Company records allowances for losses attributed to credit risk on amounts due from customers, which are concentrated in the United States.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

(j)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

(k)	Intangibles

Intangible assets consist of purchased intellectual property rights, trademarks, and domain names. Amortization is calculated using the straight-line method over the estimated useful lives of these assets. The trademarks and domain names are amortized over ten years, and the purchased intellectual property rights are amortized over three years.

Intangible assets (included in other non-current assets) as of December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002	2001
Intellectual property rights	$1,500	$1,500
Trademark and domain name	158	158

	1,658	1,658
Less accumulated amortization	(1,560)	(1,169)

	$98	$489

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $391, $516, and $515, respectively.

Future amortization expense of existing intangibles will be as follows:

Year ending December 31,	Amortization expense
2003	$16
2004	16
2005	16
2006	16
2007	16
Thereafter	18

Future amortization expense	$98

(l)	Software Development Costs

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

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

(m)	Impairment of Long-Lived Assets

WebEx evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the cash flows, such assets are considered to be impaired, and the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount of the assets or fair value less costs to sell.

(n)	Income Taxes

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

(o)	Equity-Based Compensation

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees, and related interpretations”. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

The Company accounts for stock awards to non-employees in accordance with the provisions of SFAS 123, “Accounting for stock-based compensation”, and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

Had all awards been accounted for under the fair value method of SFAS 123, reported net income (loss) would have been adjusted to the amounts appearing below.

	Year ended December 31,
	2002	2001	2000
Net income (loss) as reported	$16,395	$(27,632)	$(80,426)
Add Back: Stock-based compensation related to employees included in determination of net income (loss)	2,660	10,297	24,529
Deduct: Stock-based compensation related to employees determined under the fair-value based method	(34,790)	(33,667)	(28,568)
Pro-forma net income (loss) as if the fair value based method had been applied to all awards	$(15,735)	$(51,002)	$(84,465)
Pro-forma basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards	$(0.40)	$(1.40)	$(4.00)

The fair value of each option granted during periods subsequent to the effective date of our registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions: no dividends, expected life of 3.5 years, expected volatility of 90% and risk-free interest rates in 2002, 2001 and 2000 of 3.32%, 4.49% and 6.21%, respectively. The fair value of each option granted during periods prior to July 27, 2000 was estimated on the date of the grant using the minimum value method with the following weighted average assumptions: no dividends, expected life of 3.5 years and risk free interest rate of 6.39%. The weighted-average grant date fair value of the options granted during the years ended December 31, 2002, 2001 and 2000 was $9.51, $12.00 and $9.70 per share, respectively.

The fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan in the years ended December 31, 2002, 2001 and 2000 was estimated using Black-Scholes option-pricing model using the following weighted average assumptions: no dividends, expected life of 2 years, expected volatility of 90% and a risk free interest rate of 1.90%, 3.42% and 7.67% respectively. The weighted-average fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan during the years ended December 31, 2002, 2001 and 2000 was $8.66, $6.01 and $7.12 per share respectively.

(p)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Despite the Company’s best effort to make these good faith efforts and assumptions, actual results may differ.

(q)	Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net income (loss) per common share reflects the dilution of restricted common stock subject to repurchase and incremental

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

shares of common stock issuable upon the exercise of warrants and stock options computed using the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share as follows:

	Year ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$16,395	$(27,632)	$(80,426)
Denominator:
Denominator for basic net income (loss) per common share	39,687	36,418	21,111
Effect of dilutive securities:
Restricted common shares subject to repurchase	688	—	—
Stock options outstanding	1,978	—	—

Denominator for diluted net income (loss) per common share	42,353	36,418	21,111

Basic net income (loss) per common share	$0.41	$(0.76)	$(3.81)
Diluted net income (loss) per common share	$0.39	$(0.76)	$(3.81)

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 because their effect would have been antidilutive:

	Year ended December 31,
	2002	2001	2000
Shares issuable under stock options	4,016	7,160	4,686
Shares of restricted stock subject to repurchase	—	1,247	3,243
Shares issuable pursuant to warrants	—	—	340

The weighted-average exercise price of antidilutive stock options outstanding as of December 31, 2002, 2001 and 2000 was $23.06, $15.21, and $9.84, respectively. The exercise price of the warrants outstanding as of December 31, 2000 was $12.50. The weighted-average repurchase price of restricted common shares outstanding as of December 31, 2001 and 2000 were $0.89 and $0.92, respectively.

(r)	Advertising Costs

Advertising costs are expensed as incurred. WebEx’s advertising and promotion expense was $10,789, $6,556, and $23,852 for the years ended December 31, 2002, 2001 and 2000 respectively. As of December 31, 2002 and 2001, included in prepaid expenses were $0 and $530, respectively, of prepaid advertising expense paid to a distribution partner.

(s)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

(t)	Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on the Company’s financial position, results of operations or cash flows as the Company has no recorded goodwill.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Company adopted SFAS 144 on January 1, 2002, and the adoption did not have a material effect on the financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in the Company recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company’s financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company’s financial position, results of operations or cash flows.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for Webex’s third quarter of 2003, and Webex is currently evaluating the effects of adoption of EITF 00-21 on its service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company’s financial position, results of operations or cash flows.

NOTE 2.	CONSOLIDATED FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

	December 31,
	2002	2001
Computer equipment and purchased software	$36,832	$28,832
Office furniture and fixtures	498	498
Leasehold improvements	8,444	8,115
Vehicles	21	21

	45,795	37,467
Less accumulated depreciation and amortization	(24,232)	(12,105)

	$21,563	$25,362

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $12,127, $8,600 and $3,136, respectively.

ACCRUED EXPENSES

	December 31,
	2002	2001
Payroll and employee related	$4,821	$4,443
Other	4,281	2,252

Total accrued expenses	$9,102	$6,695

INTEREST AND OTHER INCOME, NET

	December 31,
	2002	2001	2000
Interest income	$801	$1,006	$1,784
Interest expense	(80)	(265)	(89)
Other income and expense, net	(382)	(552)	138

Interest and other income, net	$339	$189	$1,833

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

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

Effective September 6, 2001, the agreement was amended to convert the entire $7,500 of borrowing capacity to a revolving credit line. As of December 31, 2002, available borrowings under the agreement were up to $7,500. Amounts borrowed under the revolving credit line bear interest at the prime rate plus 0.75% and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 30, 2003. The credit agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses excluding equity-based compensation charges, and minimum quarterly revenue. As of December 31, 2002, WebEx had no outstanding borrowings under the credit line.

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

(b) Warrants

In March 2000, WebEx issued fully vested and exercisable warrants to purchase 339,915 shares of Series D preferred stock at an exercise price per share of $12.50 to a distribution partner in connection with an exclusive distribution, advertising and promotion agreement. These warrants to purchase preferred stock were converted into warrants to purchase common stock as a result of the initial public offering. Under the agreement, the distribution partner was required to include and promote WebEx services as part of its portal services. The fair value of the warrants was determined to be $1,737 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred equity-based compensation and was amortized over the one-year term beginning on the effective launch date of the portal arrangement.

In December 2001, the warrants were exercised using a net exercise provision resulting in the issuance of 207,131 shares of common stock to the distribution partner.

(c) Private Placement

During May and June 2001, the Company sold an additional two million shares of common stock to private investors for cash proceeds of $20.5 million, net of offering expenses.

(d) Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 23,349,594 shares available for grant. Incentive stock options and

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

non-qualified stock options granted to employees under these plans generally expire after 10 years or earlier in the case of termination or death and generally vest over four years (one year cliff for 25% of the shares and 2.08% monthly thereafter). The 1998 Stock Option Plan allowed for the early exercise of unvested stock options with the restricted common stock issued subject to a repurchase right by the Company that lapses in accordance with the original vesting. As of December 31, 2002, there were a total of 375,567 restricted common shares outstanding subject to repurchase at a weighted average repurchase price per share of $0.90. As of December 31, 2002, there were a total of 4,282,800 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

Webex also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 2,737,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period not to exceed 24 months. As of December 31, 2002, 1,872,722 shares are available for issuance under this plan.

A summary of the options activity under the 1998 and 2000 stock option plans for the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,160,472	$15.21	4,685,724	$9.84	4,675,775	$0.30
Granted	4,145,407	15.17	4,096,538	19.03	6,247,200	8.03
Exercised	(775,401)	6.29	(817,394)	3.80	(5,994,054)	0.66
Canceled	(1,182,682)	17.10	(804,596)	14.94	(243,947)	6.27

Outstanding at end of year	9,347,796	15.70	7,160,472	15.21	4,685,724	9.84

Options vested at end of year	2,700,762	$15.51	1,370,746	$12.07	452,392	$2.06

As of December 31, 2002 the exercise prices and the weighted average remaining contractual life of outstanding options were as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$ 0.05 to $ 0.50	421,699	6.61	$ 0.38	157,071	$ 0.44
$ 1.05 to $ 3.00	506,568	7.19	2.25	314,126	2.02
$ 6.00 to $ 9.73	756,570	7.86	7.47	320,563	8.15
$10.00 to $12.01	1,230,444	8.02	10.62	647,767	10.62
$12.03 to $20.09	4,150,846	9.13	17.13	357,695	16.31
$20.72 to $25.58	1,431,350	8.10	22.84	551,286	22.48
$26.10 to $34.06	629,041	8.59	29.88	228,320	29.23
$34.75 to $55.38	221,278	7.76	42.98	123,934	43.03

	9,347,796	7.95	$15.70	2,700,762	$15.51

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

WebEx uses the intrinsic-value method in accounting for its employee stock-based compensation plans. In 2000 and 1999, WebEx recorded deferred equity-based compensation for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. In addition, in 2002 and 2001 WebEx recognized additional equity-based compensation expense of $1,092 and $1,005, respectively, for vesting modifications to existing awards primarily related to terminated employees.

NOTE 5.	INCOME TAXES

Income tax expense for the year ended December 31, 2002 consists of current foreign and state tax expense. Income tax expense for 2002, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following:

	Year Ended December 31,
	2002	2001	2000
Expected income tax provision (benefit) at statutory rate	$5,919	$(9,671)	$(28,149)
State and local income taxes	2	—	—

Stock compensation related	—	632	6,418
Warrants	—	(1,441)	3
Foreign tax differential	580	(5)	—
Net operating loss (utilization) / not benefited	(6,041)	10,485	21,687
Other	54	—	41

Total tax expense	$514	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows:

	2002	2001
Deferred tax assets:
Allowances and accruals	$3,998	$3,302
Equity-based compensation	3,630	3,818
Property and equipment	773	—
Intangible assets	994	126
Equity investment	407	305
Deferred revenue	916	244
Net operating loss and tax credit carryforwards	27,691	35,626

Gross deferred tax assets	38,409	43,421
Less valuation allowance	(38,407)	(43,190)

Total deferred tax assets	2	231
Deferred tax liabilities:
Property and equipment	—	229
Unrealized gain	2	2

Total deferred tax liabilities	2	231

Net deferred tax assets	$—	$—

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s cumulative losses, management does not yet believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax assets are shown in the accompanying consolidated balance sheets. The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $4,783. The net change in the valuation allowance for the year ended December 31, 2001 was an increase of $12,898.

Deferred tax assets of approximately $2,808 as of December 31, 2002 pertain to net operating loss carryforwards resulting from the exercise of stock options. When realized, the tax benefit of the net operating loss will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

As of December 31, 2002, the Company had approximately $65,600 and $42,100 of net operating loss carryforwards for both federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in various years from 2018 to 2022, and the state net operating loss carryforwards expire beginning in 2006. The Company had approximately $2,100 of net operating loss carryforwards for foreign income tax purposes. The foreign net operating losses can be carried forward indefinitely.

As of December 31, 2002, the Company has research credit carryforwards for federal and California income tax purposes of approximately $1,343 and $490, respectively, available to reduce future income taxes. The federal research credit carryforwards will expire beginning in 2019 and the state research credit will carryforward indefinitely.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that there were ownership changes under Section 382 during 1998, 1999, and 2000. Consequently, a portion of the Company’s tax carryforwards will expire before they can be fully utilized. The Company, therefore, has reduced its federal and state net operating loss carryforwards by $4,740 and $3,907, respectively. California has imposed a moratorium on the utilization of NOL carryforwards, which will suspend the Company’s ability to utilize NOL carryforwards in California for 2002 and 2003.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Lease Obligations

WebEx leases certain equipment and facilities under non-cancelable capital and operating leases expiring through 2008. Future minimum payments by year and in the aggregate, as of December 31, 2002, are as follows:

Year Ending December 31,	Capital Leases	Non-Cancelable Operating Leases
2003	$511	$5,088
2004	—	4,629
2005	—	3,557
2006	—	2,608
2007	—	2,697
Thereafter	—	451

Future minimum lease payments	$511	$19,030

Less: amount representing interest	22

Present value of minimum lease payments	$489

Rent expense under operating leases was $4,692, $4,566 and $2,201 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense was reduced by rental income of $405 and $439 in 2002 and 2001, respectively.

The Company may receive future rental income of up to $679 and $408 in 2003 and 2004, respectively, on property that has been sub-leased.

At December 31, 2002, WebEx has purchase commitments totaling approximately $7,886 for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

Legal Actions

From time to time WebEx receive notices alleging that the Company infringes intellectual property rights of third parties. In such cases, the Company typically investigates and responds to the allegations. The Company is currently not aware of any such allegations that they believe represent a risk of material liability to the company. In July 2002, a lawsuit was filed by Eric Hamilton, an individual, in U.S. District Court for the District of Maryland alleging infringement of U.S. patent number 5,176,520 (the “Hamilton Patent”) against WebEx and several other companies. In March 2003, WebEx entered into a settlement agreement with the plaintiff pursuant to which the plaintiff released WebEx from all claims asserted in the lawsuit and agreed to dismiss the lawsuit with prejudice. Although this lawsuit was settled, other intellectual property claims may be asserted against WebEx in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running the Company’s business. Intellectual property litigation could also require Webex to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. The Company’s failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm the business.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

Indemnity and Warranty Obligations

In WebEx’s agreements with customers and distribution partners, WebEx agrees to indemnify the customers and distribution partners in the event a third party asserts an intellectual property infringement claim against the customer or distribution partner based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to certain service levels in some of its agreements with customers and distribution partners. These warranty and service level provisions specify limited remedies available to the customer or distribution partner in the event of a breach of the warranty or a failure to meet the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. As of December 31, 2002, WebEx had incurred no liability with respect to its indemnification obligations and had not incurred any material liability with respect to its warranty and service level obligations.

NOTE 7.	SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on operating segments within WebEx that are regularly reviewed and used by the chief operating decision maker in evaluating financial performance and resource allocation.

WebEx’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, web communication services.

NOTE 8.    RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENT

WebEx had contracts for engineering services with three companies in China owned by our President and Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for the years ended December 31, 2002, 2001 and 2000 were $3,300, $2,900 and $2,915, respectively. Included in accounts payable as of December 31, 2002 and 2001, were $550 and $1,000 of amounts due to these affiliates.

In February 2003, WebEx announced the purchase of substantially all the assets of these companies, consisting primarily of computers and equipment for cash of $199. The valuation of the assets was determined by an independent appraisal. In addition, WebEx hired a majority of the employees and contractors of these affiliates to continue to provide engineering services as employees of WebEx. The purchase price will be allocated to the tangible assets acquired.

In April 2000, WebEx loaned $3,600 to its CEO. The loan had a term of two years accrued interest at a rate of 6.5% per annum, and the loan was secured by the personal residence of the CEO and 1,000,000 shares of WebEx stock. The CEO has fully repaid the loan plus all accrued interest.

WebEx recorded revenue of $73, $70, and $0 for the years ended December 31, 2002, 2001 and 2000, respectively, from Baan, a software company which was founded by a member of WebEx’s Board of Directors.

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

This Board member is also a principal in Vanenburg Capital Management I, B.V., a holder of 7,114,533 shares of WebEx common stock as of December 31, 2002.

For the years ended December 31, 2002, 2001 and 2000, TIBCO Software, Inc. paid WebEx $261, $169 and $125, respectively for WebEx services. Vivek Ranadivé, one of the Company’s directors, is Chairman of the Board and Chief Executive Officer of TIBCO Software. During 2000, WebEx acquired $2,300 of software products and services from TIBCO.

NOTE 9.    QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth our quarterly results of operations data for each of the eight quarters ended December 31, 2002.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$40,293	$36,757	$33,242	$29,569
Cost of revenue	6,821	6,303	5,926	6,014

Gross profit	33,472	30,454	27,316	23,555

Operating expenses:
Sales and marketing	15,908	14,658	14,224	13,235
Research and development	6,317	5,622	5,625	5,224
General and administrative	3,825	3,819	3,497	3,307
Equity-based compensation*	507	1,225	612	622

Total operating expenses	26,557	25,324	23,958	22,388

Operating income	6,915	5,130	3,358	1,167
Interest and other income (expense), net	239	83	19	(2)

Net income before income tax	7,154	5,213	3,377	1,165

Provision for income tax	(214)	(164)	(101)	(35)

Net income	$6,940	$5,049	$3,276	$1,130

Net income per share
Basic	$0.17	$0.13	$0.08	$0.03
Diluted	$0.16	$0.12	$0.08	$0.03

Shares used in computing net income per share
Basic	40,396	39,857	39,511	38,976
Diluted	42,781	42,100	42,389	42,649
* Equity-based compensation:
Sales and marketing	$95	$829	$11	$198
Research and development	66	176	161	125
General and administrative	346	219	440	299

	$507	$1,225	$612	$622

WEBEX COMMUNICATIONS, INC.

December 31, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share amounts)

	Three Months Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$25,860	$22,134	$18,430	$14,761
Cost of revenue	5,873	5,693	5,342	4,619

Gross profit	19,987	16,441	13,088	10,142

Operating expenses:
Sales and marketing	11,639	11,710	12,053	11,806
Research and development	4,690	4,218	3,649	3,726
General and administrative	3,140	2,406	2,669	2,087
Equity-based compensation*	2,235	3,704	4,227	3,522

Total operating expenses	21,704	22,038	22,598	21,141

Operating loss	(1,717)	(5,597)	(9,510)	(10,999)
Other income, net	174	(515)	232	300

Net loss	$(1,543)	$(6,112)	$(9,278)	$(10,699)

Net loss per share, basic and diluted	$(0.04)	$(0.16)	$(0.26)	$(0.31)
Shares used in computing net loss per share basic and diluted	38,113	37,588	35,859	34,061
* Equity-based compensation:
Sales and marketing	$527	$1,595	$2,321	$2,159
Research and development	651	1,052	678	490
General and administrative	1,057	1,057	1,228	873

	$2,235	$3,704	$4,227	$3,522

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference to the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on May 14, 2003 (the “Proxy Statement”). For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Election of Director—Compensation of Directors”, “Executive Compensation and Related Information” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Equity Compensation Plan Information

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management.” Equity compensation plan information is provided immediately below:

The following table sets forth certain information as of December 31, 2002 with respect to compensation plans of the Company under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,347,796	$15.70	4,282,800	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	9,347,796	$15.70	6,155,522	(3)

(1)	Includes our 1998 Stock Plan and our 2000 Stock Incentive Plan.
(2)	Includes the number of shares reserved under our 2000 Stock Incentive Plan. The number of shares reserved for issuance under our 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2003 to 2010 by the lesser of (i) 5,500,000 shares, (ii) eight percent (8%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.
(3)	Includes 1,872,722 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock will be purchased by plan participants at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last day of the offering period, on whichever day the closing price per share is less. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will be increased on the first day of each of the Company’s current and future fiscal years by the lesser of (i) 1,500,000 shares, (ii) two percent (2%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item	14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.    The Company’s chief executive officer and chief financial officer, after reviewing and evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to timely provide them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act.

(b) Changes in Internal Controls.    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART IV

Item	15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

(1)   Financial Statements—See Index to the Consolidated Financial Statements in Item 8 of this Report.

(2)	Financial Statement Schedules—Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

(3)   Exhibits—See Exhibit Index in Item 15(c) of this Report.

(b)   Reports on Form 8-K

None

(c) Exhibit Index:

Exhibit Number	Description of Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2(4)*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.

10.6(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.

10.7(3)	Lease Agreement by and between Corporate Technology Centre Associates II LLC and the registrant, dated June 30, 1999.

10.8(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.9(5)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.10(5)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (see page 56 of this Form 10-K).

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits 3.3, 4.1, 10.3, 10.4 and 10.8, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.

(3)	Incorporated by reference to Exhibits 4.2, 10.1, 10.5, 10.6 and 10.7, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(d)	See the Consolidated Financial Statements and Supplementary Data beginning on page 29 of this Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR Subrah S. Iyar	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2003

/s/ MIN ZHU Min Zhu	President and Director	March 27, 2003

/s/ CRAIG KLOSTERMAN Craig Klosterman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ JAN BAAN Jan Baan	Director	March 27, 2003

/s/ SOMSHANKER DAS Somshanker Das	Director	March 27, 2003

/s/ MARK LESLIE Mark Leslie	Director	March 27, 2003

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	March 27, 2003

/s/ VIVEK RANADIVÉ Vivek Ranadivé	Director	March 27, 2003

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 27, 2003

CERTIFICATIONS

I, Subrah S. Iyar, certify that:

1.	I have reviewed this annual report on Form 10-K of WebEx Communications, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ SUBRAH S. IYAR
Subrah S. Iyar Chief Executive Officer

I, Craig Klosterman, certify that:

1.	I have reviewed this annual report on Form 10-K of WebEx Communications, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ CRAIG KLOSTERMAN
Craig Klosterman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2(4)*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.

10.6(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.

10.7(3)	Lease Agreement by and between Corporate Technology Centre Associates II LLC and the registrant, dated June 30, 1999.

10.8(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.9(5)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.10(5)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (see page 56 of this Form 10-K).

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibits 3.3, 4.1, 10.3, 10.4 and 10.8, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.
(3)	Incorporated by reference to Exhibits 4.2, 10.1, 10.5, 10.6 and 10.7, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit 10.1 and 10.2, respectively of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.