Form 10-Q
period 2003-03-31
WEBEX COMMUNICATIONS INC
filed 2003-05-15
CIK 1109935

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

                     For the quarterly period ended March 31, 2003

                                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______ .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

On May 1, 2003, 41,209,600 shares of Registrant's Common Stock, $0.001 par value were outstanding.




                          WEBEX COMMUNICATIONS, INC.
             QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                MARCH 31, 2003

                             TABLE OF CONTENTS

                                                              Page No.
                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                      3

         Unaudited Condensed Consolidated Balance Sheets at
         March 31, 2003 and December 31, 2002                      3

         Unaudited Condensed Consolidated Statements of
         Operations for the three months ended March 31,
         2003 and 2002                                             4

         Unaudited Condensed Consolidated Statements of Cash
         Flows for the three months ended March 31, 2003
         and 2002                                                  5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                              24

Item 4.  Controls and Procedures                                  24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        26

Item 6.  Exhibits and Reports on Form 8-K                         26

Signatures                                                        27

Certifications                                                    28

Exhibit Index                                                     30



                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              WEBEX COMMUNICATIONS, INC.

                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                       ASSETS


                                                      March 31,   December 31,
                                                         2003          2002
                                                    ------------  ------------
Current assets:
  Cash and cash equivalents                            $ 39,874    $ 32,597
  Short-term investments                                 42,895      36,355
  Accounts receivable, net of allowances of
   $7,286 and $7,332, respectively                       19,110      19,465
  Prepaid expenses and other current assets               2,862       2,694
                                                    ------------  ------------
     Total current assets                               104,741      91,111
Property and equipment, net                              19,301      21,563
Other non-current assets                                  1,595       1,650
                                                    ------------  ------------
     Total assets                                      $125,637    $114,324
                                                    ============  ============

                        LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  7,927    $  7,879
  Accrued liabilities                                    12,634       9,102
  Deferred revenue                                        9,339       8,734
  Current portion of capital lease obligation               235         489
                                                    ------------  ------------

     Total liabilities                                   30,135      26,204
                                                    ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock                                               41          41
  Additional paid-in capital                            197,603     197,115
  Deferred equity-based compensation                       (648)     (1,092)
  Accumulated other comprehensive income                    948         781
  Accumulated deficit                                  (102,442)   (108,725)
                                                    ------------  ------------
     Total stockholders' equity                          95,502      88,120
                                                    ------------  ------------
     Total liabilities and stockholders' equity	       $125,637    $114,324
                                                    ============  ============

      See accompanying notes to unaudited condensed consolidated financial statements.


                           WEBEX COMMUNICATIONS, INC.

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       Three Months Ended
                                                   ---------------------------
                                                     March 31,      March 31,
                                                       2003           2002
                                                   ------------   ------------
Net revenue                                          $41,808        $29,569
Cost of revenue                                        7,406          6,014
                                                   ------------   ------------
     Gross profit                                     34,402         23,555
Operating expenses:
  Sales and marketing                                 18,396         13,235
  Research and development                             6,058          5,224
  General and administrative                           2,802          3,307
  Equity-based compensation*                             319            622
                                                   ------------   ------------
       Total operating expenses                       27,575         22,388
                                                   ------------   ------------
Operating income                                       6,827          1,167
Interest and other income (expense), net                 396             (2)
                                                   ------------   ------------
Net income before income tax                           7,223          1,165
                                                   ------------   ------------
Provision for income tax                                 940             35
                                                   ------------   ------------
Net income                                           $ 6,283        $ 1,130
                                                   ============   ============

Net income per share:
Basic                                                $  0.15        $  0.03
Diluted                                                 0.15           0.03

Shares used in per share calculations:
Basic                                                 40,800         38,976
Diluted                                               42,246         42,649

*Equity-based compensation:
  Sales and marketing                                $    99        $   198
  Research and development                               107            125
  General and administrative                             113            299
                                                   ------------   ------------
                                                     $   319        $   622
                                                   ============   ============

      See accompanying notes to unaudited condensed consolidated financial statements.



                           WEBEX COMMUNICATIONS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                       Three Months Ended
                                                   ---------------------------
                                                     March 31,      March 31,
                                                       2003           2002
                                                   ------------   ------------
Cash flows from operating activities:
  Net income                                         $ 6,283        $ 1,130
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provisions for doubtful accounts and
     sales allowance                                   2,311          4,267
    Depreciation and amortization                      3,190          2,901
    Other than temporary declines in equity
     Investments                                          --            125
    Equity-based compensation                            319            622
    Changes in operating assets and liabilities:
      Accounts receivable                             (1,956)        (5,157)
      Prepaid expenses and other current assets         (168)           830
      Other non-current assets                            43             (8)
      Accounts payable                                    48            (67)
      Accrued liabilities                              3,532            799
      Deferred revenue                                   605            (14)
      Other                                              167             11
                                                   ------------   ------------
        Net cash provided by operating activities     14,374          5,439
                                                   ------------   ------------

Cash flows from investing activities:
  Payments from related party                             45          1,100
  Refund (payments) of security deposits                   8           (203)
  Purchases of property and equipment                   (724)        (1,932)
  Related party asset acquisition                       (199)            --
  Net short-term investments activity                 (6,540)            --
                                                   ------------   ------------
        Net cash used in investing activities         (7,410)        (1,035)
                                                   ------------   ------------
Cash flows from financing activities:
  Net proceeds from issuances of common stock            573          1,194
  Repurchase of restricted stock                          (6)            --
  Principal payments on capital lease obligation        (254)          (476)
  Borrowings under debt agreement                         --          5,500
  Repayments under debt agreement                         --         (5,500)
                                                   ------------   ------------
        Net cash provided by financing activities        313            718
                                                   ------------   ------------

Net change in cash and cash equivalents                7,277          5,122
Cash and cash equivalents at beginning of the period  32,597         42,146
                                                   ------------   ------------
Cash and cash equivalents at end of the period       $39,874        $47,268
                                                   ============   ============

Supplemental disclosures of non-cash investing and financing activities:
  Decrease in deferred equity-based compensation     $   (68)       $  (864)
                                                   ============   ============
  Unrealized gain on investments                     $   182             --
                                                   ============   ============
Cash paid for:
  Interest                                           $    25        $     7
                                                   ============   ============
       See accompanying notes to unaudited condensed consolidated financial statements.


                           WEBEX COMMUNICATIONS, INC.
                            March 31, 2003 and 2002
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2002, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. Revenue Recognition

Revenue is derived from the sale of web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription
arrangements include monthly subscriber user fees and user set-up fees.   The
subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly, revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company's services on a revenue sharing,
discounted or pay-per-use basis.   Revenue under these arrangements is derived
from hosted services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. The Company's reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. WebEx contracts directly with the distribution partner and revenue is recognized based on amounts charged to the distribution partner.

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

3. Sales Reserves and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve for losses on receivables resulting from customer credits, cancellations and terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of credits, cancellations and terminations. Increases to sales reserve are charged to revenue. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable resulting from customers' financial distress or failure are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the quarter ended March 31, 2003 and 2002:



                                                           March 31,
                                                     ----------------------
                                                         2003        2002
                                                     ----------  ----------
        Balance at beginning of quarter                $7,332      $6,825

        Sales reserve
             Deducted from revenue                      1,678       2,867
             Amounts written off                       (1,917)     (3,066)
                                                     ----------  ----------
                                                         (239)       (199)

        Allowance for doubtful accounts
             Charged to bad debt expense                  633       1,400
             Amounts written off                         (440)     (1,181)
                                                     ----------  ----------
                                                          193         219

        Balance at end of quarter                      $7,286      $6,845
                                                     ==========  ==========



4. Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net income per common share reflects the dilution of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2003 and 2002:




                                                           March 31,
                                                     ----------------------
                                                         2003        2002
                                                     ----------  ----------
           Numerator:
               Net income                              $ 6,283    $ 1,130
                                                     ----------  ----------
           Denominator:
               Denominator for basic net income
                per common share                        40,800     38,976
                                                     ----------  ----------
           Effect of dilutive securities:
               Weighted-average restricted shares
                subject to repurchase                      249      1,145
               Weighted-average options outstanding      1,197      2,528
                                                     ----------  ----------
           Denominator for diluted net income per
            common share                                42,246     42,649
                                                     ==========  ==========
           Basic net income per common share		$  0.15	$  0.03
                                                     ==========  ==========
           Diluted net income per common share		$  0.15	$  0.03
                                                     ==========  ==========

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2003 and 2002 because their inclusion would have been antidilutive:



                                                           March 31,
                                                     ----------------------
                                                         2003        2002
                                                     ----------  ----------
            Shares issuable under stock options         6,371       2,727


The exercise price of antidilutive stock options outstanding as of March 31, 2003 range from $12.37 to $55.38 and as of March 31, 2002 the range was from $19.13 to $55.38.

5. Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments as follows:

                                                       Three Months Ended
                                                   ---------------------------
                                                     March 31,      March 31,
                                                       2003           2002
                                                   ------------   ------------
          Net income                                  $6,283         $1,130
          Foreign currency translation adjustments       167             10
                                                   ------------   ------------
                                                      $6,450         $1,140
                                                   ============   ============


6. Related Party Transactions

WebEx historically contracted for engineering services with three companies in China owned by our President and Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoiced WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for the three-month period ending March 31, 2003 and March 31, 2002 were $300 and $750, respectively.

In February 2003, WebEx completed the purchase of substantially all the assets of these companies, consisting primarily of computers and equipment for cash of $199. The purchase price of the assets was based on the fair value of the assets as determined by an independent appraisal. In addition, WebEx hired a majority of the employees and contractors of these affiliates to continue to provide engineering services as employees of WebEx. The purchase price was allocated to the tangible assets acquired.

In April 2000, WebEx loaned $3,600 to its CEO. The loan had a term of two years accrued interest at a rate of 6.5% per annum, and the loan was secured by the personal residence of the CEO and 1,000,000 shares of WebEx stock. The CEO paid the remaining principal and outstanding interest on March 26, 2002 and the loan was retired.

7.  Equity-Based Compensation

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

The Company accounts for stock awards to non-employees in accordance with the provisions of SFAS 123, Accounting for stock-based compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net loss amounts appearing below.


                                                           March 31,
                                                     ----------------------
                                                         2003        2002
                                                     ----------  ----------

      Net income as reported                            $6,283     $1,130

      Add Back: Stock-based compensation included
       in determination of net income                      319        622

      Deduct: Stock-based compensation including
       employees determined under the fair-value
       based method                                     (8,085)    (8,346)

      Pro-forma net loss as if the fair value based
       method had been applied to all awards           ($1,483)   ($6,594)

      Pro-forma basic and diluted net loss per share
       as if the fair value based method had been
       applied to all awards                            ($0.04)    ($0.17)




8. Commitments and Contingencies

At March 31, 2003, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $7,275 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $17,751.

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


9. Significant Customer Information and Segment Reporting

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

10. Recent Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the Company beginning in 2003 and the adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and was effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS 146 on January 1, 2003, and the adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF Issue 00-21). EITF Issue 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for the Company's third quarter of 2003. The Company has not yet determined the impact this new standard will have on its consolidated results of operations, cash flows or financial position, if any.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to achieve profitable operations in 2003, our ability to meet the more-likely-than-not criteria for recognition of deferred tax assets and reduce the deferred tax valuation allowance, expected expenses including those related to sales and marketing, research and development and general and administrative, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in "Factors that May Affect Results" below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Sales Reserve.     An estimate of the sales reserve for losses on receivables resulting from customer credits, cancellations and terminations is recorded as a reduction in revenue at the time of the sale. The sales reserve is estimated based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.

Allowance for Doubtful Accounts.     We record an allowance for doubtful
accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is different than the historical rate, bad debt expense would be different from what was reported in general and administrative expenses.


Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenue.


                                                       Three Months Ended
                                                   ---------------------------
                                                     March 31,      March 31,
                                                       2003           2002
                                                   ------------   ------------
             Net revenue                                100%           100%
             Cost of revenue                             18             20
                                                   ------------   ------------
                  Gross profit                           82             80
             Operating expenses:
              Sales and marketing                        44             45
              Research and development                   14             18
              General and administrative                  7             11
              Equity-based compensation                   1              2
                                                   ------------   ------------
                  Total operating expenses               66             76
                                                   ------------   ------------
             Operating income                            16              4
             Interest and other income (expense), net     1             (0)
                                                   ------------   ------------
             Net income before income tax                17              4
                                                   ------------   ------------
             Provision for income tax                     2              0
                                                   ------------   ------------
             Net income                                  15%             4%
                                                   ============   ============

Net revenue. Net revenue increased $12.2 million to $41.8 million for the three months ended March 31, 2003 from $29.6 million for the three months ended March 31, 2002, representing a 41% increase from 2002 to 2003. This increase was primarily due to growth in our domestic and international subscribing customer base and increased usage of existing and new products.

Cost of revenue. Our cost of revenue consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased $1.4 million to $7.4 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002. As a percent of revenue, cost of revenue decreased from 20% in 2002 to 18% in 2003. The increase in absolute dollars for the three months ended March 31, 2003 was primarily due to increases in the costs for delivering existing and new services to more customers domestically and internationally, additional technical staff to support our installed base of customers, and expanding and improving our worldwide network. The decrease in the cost of revenue as a percentage of revenue was primarily due to cost efficiency gained as a result of spreading existing cost over incremental customers.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $5.2 million to $18.4 million for the three months ended March 31, 2003 from $13.2 million for the three months ended March
31, 2002.   This increase was primarily the result of increased spending on sales and support personnel and commission expenses associated with our increased sales volume and spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, and depreciation of equipment and supplies. Research and development expense increased $0.9 million to $6.1 million for the three months ended March 31, 2003 from $5.2
million for the three months ended March 31, 2002.   This increase was
primarily related to personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products.
During the first quarter of 2003, we transitioned the cost of development activities conducted in China from contract-based to employee based.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense decreased $0.5 million to $2.8 million for the three months ended March 31, 2003 from $3.3 million for the three months ended March 31, 2002. This decrease was primarily due to the reduction in bad debt expenses offset by increased spending on employee related expenses. Bad debt expense decreased $0.8 million to $0.6 million in the three months ended March 31, 2003 from $1.4 million in the three months ended March 31, 2002. This decrease was due to calculated potential future credit losses based on historical losses.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and expenses related to issuance of options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $0.3 million to $0.3 million for the three months ended March 31, 2003 from $0.6 million for the three months ended March
31, 2002.   This decrease was due the vesting of options granted and
forfeitures related to terminated employees and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income (expense), net. Interest and other income (expense), net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income (expense), net increased $0.4 million to $0.4 million for the three months ended March 31, 2003 from ($0.0) million for the three months ended March 31, 2002. This increase was primarily due to interest earned on a higher cash balance in 2003 and the recognition of a $0.1 million impairment loss in 2002.

Provision for income taxes. We realized net operating income in the three months ended March 31, 2002 and 2001. We recorded a provision for income taxes of $0.9 million for the three months ended March 31, 2003 based on our estimated effective tax rate for full year 2003 of 13%, which primarily reflects expected state and foreign income tax expense. Our effective tax rate does not include a component for U.S. federal tax because we have net operating loss carryforwards available to offset U.S. taxable income. The net operating loss carryforwards and other deferred tax assets as of March 31, 2003 are fully reserved by a valuation allowance. If we continue to achieve profitable operations in 2003, we may be able to meet the more likely-than-not criteria for recognition of deferred tax assets and reduce the valuation allowance.

Net income. As a result of the foregoing, net income increased $5.2 million to $6.3 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily from the private sales of preferred equity securities. Upon completion of our initial public offering of common stock, a total of 4,025,000 shares were sold to the public, which resulted in net proceeds to the Company of $50.7 million. In May and June 2001, we concluded a private placement of two million shares of common stock resulting in net proceeds of $20.5 million.

As of March 31, 2003, cash, cash equivalents and short-term investments were $82.8 million, an increase of $13.8 million compared to $69.0 million as of December 31, 2002.

Net cash provided by operating activities was $14.4 million for the three months ended March 31, 2003, as compared to $5.4 million for the three months ended March 31, 2002. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components and increases in accrued liabilities and deferred revenue.

Net cash used in investing activities was $7.4 million for the three months ended March 31, 2003, as compared to $1.0 million for the three months ended March 31, 2002. The increase in net cash used in investing activities related primarily to the purchase of short-term investments and capital expenditures for equipment, hardware and software used in our MediaTone network.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2003, as compared to $0.7 million for the three months ended March 31, 2002. The decrease in net cash provided by financing was primarily the result of cash received on stock options exercised offset by principal payments on capital lease obligations.

 As of March 31, 2003, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $7.3 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $17.8 million.

We lease capital equipment under various capital lease obligations that expire through 2003. Total future minimum lease payments amount to approximately $0.2 million.

We have a revolving credit line with a bank that provides available borrowings of up to $7.5 million. Amounts borrowed under the revolving credit line bear interest at the prime rate plus 0.75% and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 30, 2003. The credit agreement is collateralized by all tangible and intangible assets of WebEx and is subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses adjusted for equity-based compensation charges, and minimum quarterly revenue. As of March 31, 2003, we have no outstanding borrowings under the credit line.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in the current quarter and each quarter of 2002. We anticipate that we will continue to generate positive cash flow from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.


Although we realized net earnings for each of the five consecutive quarters ending March 31, 2003, we incurred net losses in 1998, 1999, 2000 and 2001, and there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future quarters.

Although we realized net earnings of for each of the five consecutive quarters ending March 31, 2003, we incurred net losses of approximately $27.6 million for the year ended December 31, 2001 and $80.4 million for the year ended December 31, 2000. We may experience net losses in future quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share in the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of March 31, 2003, we had an accumulated deficit of approximately $102.4 million.


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

   - the announcement, introduction and market acceptance of new or enhanced services or products by us; and

   - changes in our pricing policies, such as converting customers from subscription-based pricing to pay-per-use pricing, or vice versa, or the introduction of alternative pricing models.

If any of these factors impact our business in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform, and our competitors' success could impact our longer-term financial performance by reducing demand for our services.


We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, and on expanding our sales and marketing organization and our network infrastructure. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer.


Our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on 30 days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to 12 months. For the quarter ended March 31, 2003, over 95% of the contracts entered into in the quarter ended December 31, 2002 were renewed beyond their initial term. We terminate customers who fail to pay for our services. In 2002, we terminated approximately 250 customers who had failed to pay for our services on a timely basis. We anticipate that termination of non-paying customers will continue for the foreseeable future. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer's employees to learn about and use our services, the failure of the services to meet the customer's expectations or requirements, financial difficulties experienced by the customer, or the customer's decision to use services or products offered by a competitor. We may not obtain a sufficient amount of business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

To date, we have generated more than 90% of our revenue from direct sales to customers. As of March 31, 2003, we had distribution agreements in place with approximately 150 distribution partners. For the quarter ended March 31, 2003, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have been initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner, we lose existing distribution partners, or if our distribution partners do not successfully distribute our services, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.


Our total revenue may suffer if we are unable to successfully manage our distribution relationships to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can increase total revenue by acquiring customers through distribution partners that we could not acquire through our direct sales efforts. Under our agreements with our distribution partners, either WebEx or the distribution partner bills the end user customers. When WebEx bills the end user, a percentage of the proceeds generated from the distribution partner's sale of WebEx services is paid to the distribution partner and the remainder is retained by WebEx. When the distribution partner bills the end user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end user. In either case, WebEx realizes less revenue for the same volume of service than it would if the sale were made by WebEx directly, without the contribution of the distribution partner, due to the revenue sharing arrangement or purchase discount given to the distribution partner. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Also, to the extent our existing customers discontinue direct agreements with WebEx in order to purchase our services from distribution partners, our revenue may decrease.


We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service accounted for more than 65% of our revenue for the quarter ended March 31, 2003. Although we have recently experienced growth in sales of our newer services, primarily our OnStage, Training Center and Support Center services, these newer services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling new services, our operating results will suffer.


If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the first quarter of 2003 our average peak usage ran at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, it could impact system performance. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.


Our sales cycle makes it difficult to predict our quarterly operating results.

We sometimes have a long sales cycle because of the need to educate potential customers regarding the benefits of web communications services. Our sales cycle varies depending on the size and type of customer contemplating a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their organization and may evaluate competing products and services prior to deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which use of our services may begin. This difficulty, in turn, affects our ability to predict future quarterly operating results.


The existence of significant equity-based compensation, along with possible future regulatory action or standard setting requiring the reporting of employee stock options as an expense item, will negatively impact earnings.

As of March 31, 2003 we had approximately $0.6 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees will fluctuate with our stock price, and, accordingly, the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported by public companies. If there were a change in the law or in accounting standards that would require us to report stock options for employees as an expense, our net income would be negatively impacted.

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

Prior to February 2003, a significant portion of our development and testing activity was conducted by three companies in China, which are owned by our President and Chief Technical Officer, Min Zhu, and his spouse. In February 2003, our subsidiary WebEx China purchased substantially all of the assets of these three companies and hired from these companies a substantial percentage of their employees. As of February 2003, we rely on WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer web sites. There are four WebEx China facilities, located in each of Hefei, HongZhou, Shanghai and Suzhou. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. In addition, we face uncertain economic and other risks related to the outbreak of Severe Acute Respiratory Syndrome or "SARS" in China and its potential effects on our employees in China. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.


A significant spread of the current "SARS" outbreak could adversely affect our subsidiary WebEx China's operational activities, and a future SARS epidemic in the San Francisco and Sacramento regions of California could adversely affect our business.

In the first quarter of 2003, the world became aware of the existence of a highly contagious disease known as Severe Acute Respiratory Syndrome or "SARS". According to reputable media reports, current medical knowledge about SARS is that SARS has no cure, can significantly debilitate its victims for several days or weeks and is estimated to cause death in approximately five to fifteen
percent of cases.   The same media reports have indicated that SARS originated in China and continues to have its greatest impact in China. Because, however, of the incompleteness of SARS-related data gathering and reporting in China, it is currently unclear how widespread the SARS outbreak is in China including in the cities of Hefei, HongZhou, Shanghai and Suzhou where WebEx China offices and employees are located. It is also unclear to what extent the disease will spread regionally or internationally in the coming months. If a number of our WebEx China employees contracted SARS, or if a concern about contracting SARS kept employees from coming to work, WebEx China's business operations could
suffer and our business could be harmed.   In addition, were the SARS outbreak
to expand to the metropolitan San Francisco and Sacramento areas of California, where a majority of WebEx employees reside and where, respectively, WebEx's corporate headquarters and customer service organizations are located, WebEx's overall business operations could be negatively affected, though the effect might be ameliorated by a possible increase in use of web conferencing services by entities or individuals wishing to avoid travel or face-to-face meetings.


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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel outside of China increased from 522 employees at March 31, 2002 to 690 at March 31, 2003. In addition we hired 346 employees from three companies in China owned by our President and Chief Technical Officer Min Zhu and his spouse and from which our wholly-owned subsidiary WebEx China acquired substantially all of the assets and hired substantially all of the employees. We expect continued increases in our personnel during the remainder of 2003. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are in the process of updating some of our information technology infrastructure to meet increased requirements for capacity and flexibility resulting from the growth of our business. In the event these updated systems do not meet our requirements or are not deployed in
a timely manner, our business may suffer.   Any failure by us to manage our
growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.


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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. During the 12 months ended March 31, 2003, we hired approximately 270 new employees and added 346 employees from the three companies in China owned by Min Zhu and his spouse. We expect to continue to increase our personnel in 2003. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2002 and in the first quarter of 2003 made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.


Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. Any system failure that causes an interruption in our web communications services or a decrease in their performance could harm our relationships with our customers and distribution partners. In this regard, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would suffer. In addition, business interruption insurance may not adequately compensate us for losses that may occur.


We might have liability for content or information transmitted through our communications services.

Claims may be asserted against us for defamation, negligence, copyright, patent or trademark infringement and other legal theories based on the nature and content of the materials transmitted through our web communications services. Defending against such claims could be expensive, could be time-consuming and could divert management's attention away from running our business. In addition, any imposition of liability could harm our reputation and our business and operating results, or could result in the imposition of criminal penalties.


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

We may acquire or invest in complementary businesses, technologies or services. As of March 31, 2003, we had not entered into any agreements with respect to any acquisitions or investments, other than the agreement of our subsidiary WebEx China to acquire substantially all of the assets of three companies in China owned by our President and Chief Technical Officer, Min Zhu and his spouse, which asset purchase took place in February 2003. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.


We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM/Lotus (SameTime), Microsoft (NetMeeting), Oracle (i-meeting) and Placeware. In April 2003, Microsoft announced that had completed its acquisition of Placeware. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.

Microsoft may become a formidable competitor in the web communications market, which may be enhanced by its recent acquisition of Placeware.

In April 2003, Microsoft announced that it had completed its acquisition of our competitor Placeware. As a result of its acquisition of Placeware, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft's acquisition of Placeware could mean Microsoft will devote greater resources to the web communications market than it has in the past. For example, Microsoft could invest a significant amount of financial and technical resources in improving the Placeware web conferencing offering or Microsoft's own NetMeeting offering, or Microsoft could develop entirely new web communications technologies. Additionally, Microsoft could vastly increase the marketing resources devoted to the Placeware's web conferencing offerings, Microsoft's own NetMeeting or other web communications technologies Microsoft may be developing. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser market to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. While we believe that our current market leadership over Placeware and NetMeeting in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft's competitive activity in the web communications market could have a significantly harmful effect on our business.


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

Economic growth in the United States and throughout most of the world continues to be slow, and it is uncertain when economic conditions may improve. In addition, the residual effects of war in Iraq, uncertainty about Iraq's political future and continuing tensions throughout the Middle East are having a net negative effect on the economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorists attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors appear to have been particularly affected by the recent slowdown in the economy. If poor economic conditions continue or worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.


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


Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management's attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2003 and March 31, 2003, our stock price has traded as high as $17.09 on January 9, 2003, and as low as $10.00 on February 7, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, we could face substantial costs and a diversion of management's attention and resources, which could harm our business.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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



Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number      Description
------  -------------------
3.1*    Amended and Restated Certificate of Incorporation
3.2**   Amended and Restated Bylaws
4.1*    Form of Common Stock Certificate
99.1    Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350
99.2    Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350
----------------

 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

(b)  Reports on Form 8-K:

On February 4, 2003, the Company filed a current report on Form 8-K under Item 5 reporting that the Company entered into an agreement to acquire certain assets and hire employees from three companies in China, each of which had been performing engineering and other services for the Company and each of which is owned by the Company's President and Chief Technical Officer, Min Zhu, and his wife.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WEBEX COMMUNICATIONS, INC.

Date:  May 14, 2003                              By:/s/Craig Klosterman
                                                 ----------------------------
                                                 Craig Klosterman
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer,
                                                 Principal Financial and
                                                 Principal Accounting Officer)

                                Certifications

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


Date:  May 14, 2003


/s/   SUBRAH S. IYAR
-----------------------------
Subrah S. Iyar
Chief Executive Officer



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


Date:  May 14, 2003


/s/   Craig Klosterman
-------------------------
Craig Klosterman
Chief Financial Officer


                                EXHIBIT INDEX
Exhibit
Number      Description
------  -------------------
3.1*    Amended and Restated Certificate of Incorporation
3.2**   Amended and Restated Bylaws
4.1*    Form of Common Stock Certificate
99.1    Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350
99.2    Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350
----------------

 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

** Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.