Form 10-Q
period 2003-06-30
WEBEX COMMUNICATIONS INC
filed 2003-08-14
CIK 1109935

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

               For the quarterly period ended June 30, 2003

                                    OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ________ .

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

On August 1, 2003, 41,778,858 shares of Registrant's Common Stock, $0.001 par value, were outstanding.







                                WEBEX COMMUNICATIONS, INC.
                   QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                     JUNE 30, 2003

                                   TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3
         Unaudited Condensed Consolidated Balance Sheets at June 30,
           2003 and December 31, 2002                                      3
         Unaudited Condensed Consolidated Statements of Operations for
           the three and six months ended June 30, 2003 and 2002           4
         Unaudited Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002                     5
         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       27

Item 4.  Controls and Procedures                                          27

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              28

Item 6.  Exhibits and Reports on Form 8-K                                 28

Signatures                                                                29

Exhibit Index                                                             30









                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          WEBEX COMMUNICATIONS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                   ASSETS


                                                       June 30,    December 31,
                                                         2003          2002
                                                       ----------  ------------
Current assets:
  Cash and cash equivalents                             $ 44,663     $ 32,597
  Short-term investments                                  51,049       36,355
  Accounts receivable, net of allowances of
   $7,934 and $7,332, respectively                        19,402       19,465
  Prepaid expenses and other current assets                2,980        2,694
                                                       ----------  ------------
     Total current assets                                118,094       91,111
Property and equipment, net                               19,246       21,563
Other non-current assets                                   2,249        1,650
                                                       ----------  ------------
     Total assets                                       $139,589     $114,324
                                                       ==========  ============


                             LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  9,683     $  7,879
  Accrued liabilities                                     12,820        9,102
  Deferred revenue                                         9,916        8,734
  Current portion of capital lease obligation                 --          489
                                                       ----------  ------------
     Total liabilities                                    32,419       26,204
                                                       ----------  ------------
Commitments and contingencies

Stockholders' equity:
  Common stock                                                41           41
  Additional paid-in capital                             201,132      197,115
  Deferred equity-based compensation                        (331)      (1,092)
  Accumulated other comprehensive income                     903          781
  Accumulated deficit                                    (94,575)    (108,725)
                                                       ----------  ------------
     Total stockholders' equity                          107,170       88,120
                                                       ----------  ------------
     Total liabilities and stockholders' equity         $139,589     $114,324
                                                       ==========  ============


         See accompanying notes to unaudited condensed consolidated financial statements.












                              WEBEX COMMUNICATIONS, INC.

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                        Three Months Ended   Six Months Ended
                                        ------------------  ------------------
                                        June 30,  June 30,  June 30,  June 30,
                                        --------  --------  --------  --------
Net revenues                             $44,909   $33,242   $86,717   $62,811
Cost of revenues                           7,451     5,926    14,857    11,940
                                        --------  --------  --------  --------
   Gross profit                           37,458    27,316    71,860    50,871
                                        --------  --------  --------  --------
Operating expenses:
  Sales and marketing                     19,051    14,224    37,447    27,460
  Research and development                 6,098     5,625    12,156    10,849
  General and administrative               2,988     3,497     5,790     6,803
  Equity-based compensation*                 577       612       896     1,234
                                        --------  --------  --------  --------
      Total operating expenses            28,714    23,958    56,289    46,346
                                        --------  --------  --------  --------
   Operating income                        8,744     3,358    15,571     4,525
Interest and other income, net               298        19       694        17
                                        --------  --------  --------  --------
Net income before income tax               9,042     3,377    16,265     4,542
Provision for income tax                  (1,175)     (101)   (2,115)     (136)
                                        --------  --------  --------  --------
Net income                               $ 7,867   $ 3,276   $14,150   $ 4,406
                                        ========  ========  ========  ========

Net income per share:
Basic                                    $  0.19   $  0.08   $  0.35   $  0.11
Diluted                                     0.19      0.08      0.33      0.10

Shares used in per share calculations:
Basic                                     41,208    39,511    41,004    39,244
Diluted                                   42,415    42,389    42,331    42,520

*Equity-based compensation:
    Sales and marketing                  $   141   $    11   $   240   $   209
    Research and development                 119       161       226       286
    General and administrative               317       440       430       739
                                        --------  --------  --------  --------
                                         $   577   $   612   $   896   $ 1,234
                                        ========  ========  ========  ========

See accompanying notes to unaudited condensed consolidated
                        financial statements.








                      WEBEX COMMUNICATIONS, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                         Six Months Ended
                                                   ----------------------------
                                                   June 30, 2003  June 30, 2002
                                                   -------------  -------------
Cash flows from operating activities:
 Net income                                           $14,150        $ 4,406
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provisions for doubtful accounts and
    sales allowance                                     6,018          8,551
   Depreciation and amortization                        6,315          5,938
   Other than temporary declines in
    equity investments                                     --            250
   Equity-based compensation                              871          1,234
   Changes in operating assets and liabilities
    net of asset acquisitions:
     Accounts receivable                               (5,955)        (9,832)
     Prepaid expenses and other current assets           (245)           782
     Other non-current assets                              43            (19)
     Accounts payable                                   1,804            856
     Accrued liabilities                                3,411            596
     Deferred revenue                                   1,182            208
     Other                                                122             91
                                                   -------------  -------------
       Net cash provided by operating activities       27,716         13,061
                                                   -------------  -------------

Cash flows from investing activities:
 Payments from related party                               45          1,100
 Payments of security deposits                              4           (233)
 Net short-term investments activity                  (14,694)        (9,572)
 Purchases of property and equipment                   (3,691)        (6,166)
 Business and asset acquisitions                         (686)            --
                                                   -------------  -------------
       Net cash used in investing activities          (19,022)       (14,871)
                                                   -------------  -------------
Cash flows from financing activities:
 Net proceeds from issuances of common stock            3,880          4,187
 Repurchase of restricted stock                           (19)           (66)
 Principal payments on capital lease obligations         (489)          (840)
 Borrowings under debt agreement                           --         10,500
 Repayments under debt agreement                           --        (11,000)
                                                   -------------  -------------
       Net cash provided by financing activities        3,372          2,781
                                                   -------------  -------------

Net change in cash and cash equivalents                12,066            971
Cash and cash equivalents at beginning of the period   32,597         42,146
                                                   -------------  -------------
Cash and cash equivalents at end of the period        $44,663        $43,117
                                                   =============  =============

Supplemental disclosures of non-cash investing
 and financing activities:
  Decrease in deferred equity-based compensation      $  (121)       $(2,310)
                                                   =============  =============
  Unrealized gain on investments                      $   129             --
                                                   =============  =============
  Liabilities recorded in conjunction with the
   business acquisition                               $   208             --
                                                   =============  =============
Cash paid for:
 Interest                                             $    11        $    44
                                                   =============  =============
        See accompanying notes to unaudited condensed consolidated financial statements.




                          WEBEX COMMUNICATIONS, INC.
                           June 30, 2003 and 2002
       NONTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. Revenue Recognition

Revenue is derived from the sale of web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription
arrangements include monthly subscriber user fees and user set-up fees.   The
subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and, accordingly, revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services, overage and telephony charges that are recognized as the related services are provided. An estimate of revenue is recognized for overage and telephony for the last month of each quarter based on actual usage incurred but not billed in that month.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company's services on a revenue sharing,
discounted or pay-per-use basis.   Revenue under these arrangements is derived
from hosted services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. The Company's reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Recognition of revenue for advance payments received from distribution partners are deferred until the related services are provided or
until otherwise earned by WebEx.   WebEx contracts directly with the
distribution partner, and the amount of revenue to be recognized is based on the contract price charged to the distribution partner.

Persuasive evidence for each arrangement is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the end of the commitment period and the fees are paid by the reseller.

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

3. Sales Reserves and Allowance for Doubtful Accounts

WebEx records a sales reserve for estimated losses on receivables resulting from customer credits, cancellations and terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of credits, cancellations and terminations. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate.
WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable resulting from customers' financial distress or failure are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses in the last six quarters. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the quarter ended June 30, 2003 and 2002:



                                                           June 30,
                                                 ------------------------
                                                     2003        2002
                                                 -----------  -----------

          Balance at beginning of quarter           $7,286       $6,845

          Sales reserve
            Balance at beginning of quarter          3,710        4,883

              Deducted from revenue                  3,585        2,784
              Amounts written off                   (2,429)      (2,329)
                                                 -----------  -----------
               Change                                1,156          455
                                                 -----------  -----------
            Balance at end of quarter                4,866        5,338

          Allowance for doubtful accounts
            Balance at beginning of quarter          3,576        1,962
              Charged to bad debt expense              122        1,500
              Amounts written off                     (630)      (1,890)
                                                 -----------  -----------
               Change                                 (508)        (390)
                                                 -----------  -----------
          Balance at end of quarter                  3,068        1,572

          Balance at end of quarter                 $7,934       $6,910
                                                 ===========  ===========

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

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2003 and 2002:

                                        Three Months Ended   Six Months Ended
                                        ------------------  ------------------
                                        June 30,  June 30,  June 30,  June 30,
                                        --------  --------  --------  --------
  Numerator:
    Net income                           $7,867    $3,276   $14,150    $4,406
                                        --------  --------  --------  --------
  Denominator:
    Denominator for basic net income
     per common share                    41,208    39,511    41,004    39,244

    Effect of dilutive securities:
     Restricted common shares subject
      to repurchase                         145       932       197       981
     Stock options outstanding            1,062     1,946     1,130     2,295
                                        --------  --------  --------  --------
    Denominator for diluted net income
     per common share                    42,415    42,389    42,331    42,520
                                        ========  ========  ========  ========
    Basic net income per common share    $ 0.19    $ 0.08    $ 0.35    $ 0.11
                                        ========  ========  ========  ========
    Diluted net income per common share  $ 0.19    $ 0.08    $ 0.33    $ 0.10
                                        ========  ========  ========  ========

The following potential common shares have been excluded from the computation of diluted net income per share because their inclusion would have been antidilutive:



                                                           June 30,
                                                 ------------------------
                                                     2003        2002
                                                 -----------  -----------
        Shares issuable under stock options         6,878       2,295


The exercise price of antidilutive stock options outstanding as of June 30, 2003 range from $11.50 to $55.38 and as of June 30, 2002 the range was from $17.15 to $55.38.


5. Comprehensive Income

Comprehensive income includes net income, unrealized gain on investments and foreign currency translation adjustments as follows:


                                                         Six Months Ended
                                                   ----------------------------
                                                   June 30, 2003  June 30, 2002
                                                   -------------  -------------

    Net income                                        $14,150        $ 4,406
    Unrealized gain on investments                        129             --
    Foreign currency translation adjustments               (7)            90
                                                   -------------  -------------
                                                      $14,272        $ 4,496

6. Related Party Transactions

WebEx historically contracted for engineering services with three companies in China owned by our President and Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for three month period ending June 30, 2003 and 2002 was $0 and $750, respectively and for the six-month period ending June 30, 2003 and 2002 were $300 and $1,500, respectively.

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

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income (loss) amounts appearing below.

                                        Three Months Ended   Six Months Ended
                                        ------------------  ------------------
                                        June 30,  June 30,  June 30,  June 30,
                                        --------  --------  --------  --------
Net income as reported                   $7,867    $3,276   $14,150    $4,406

Add Back: Stock-based compensation
 included in determination of net income    577       612       896     1,234

Deduct: Stock-based compensation
 including employees determined under
 the fair-value based method             (7,391)   (8,504)  (15,476)  (16,859)
                                        --------  --------  --------  --------
Pro-forma net income (loss) as if the
 fair value based method had been
 applied to all awards                   $1,053   ($4,616)   ($ 430) ($11,219)
                                        ========  ========  ========  ========

Pro-forma net income (loss) per share
 as if the fair value based method had
 been applied to all awards:
    Basic                                $ 0.03   ($ 0.12)   ($ 0.01)  ($0.29)
    Diluted                              $ 0.02   ($ 0.11)   ($ 0.01)  ($0.26)


8. Commitments and Contingencies

At June 30, 2003, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $6,068.
The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $16,594.

In April 2003, a preference claim in the amount of approximately $687 was filed against us by the trustee of MarchFIRST, Inc. in a bankruptcy action pending in the Northern District of Illinois. MarchFIRST subleased certain real property to us in San Jose, California. The claim involves a payment for tenant improvements made to WebEx by the landlord through MarchFIRST. The Company does not believe the resolution of this action will have a material effect on the financial position, results of operations or cash flows.


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


10. Recent Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the Company beginning in 2003 and the adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows. .

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

In December 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF Issue 00-21). EITF Issue 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for the Company's third quarter of 2003. EITF 00-21 will be applicable to the Company's service agreements. Under EITF 00-21, professional services provided to customers for development of specialized features, advanced capabilities and training services would be treated as separate units of accounting. Currently, they are included in the category of set-up fees, which are not distinguished from service fees. Because professional service fees do not represent a significant portion of the Company's revenues and fees applicable to training will continue to be recognized over the initial term, the adoption of EITF 00-21 is not expected to have a material impact on revenue recognition.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will not have an impact on the Company's financial position, results of operations or cash flows.


11. Business Combination

In June 2003, WebEx completed the acquisition of the net assets of Presenter, Inc., a provider of software for authorizing, managing and delivering multimedia web presentations. The acquisition of the assets of Presenter, Inc. will enable WebEx to enhance the features of its services. The total purchase price for assets acquired was $695 ($487 paid in cash and $208 accrued liability) and was allocated as follows:

                                        Estimated
                               Amount  life (years)
                               ------  ------------
Net tangible assets             $126
Developed technology             214        3
Patents                          235        5
Customer relationships            84        3
Backlog                           36        0.5
                               ------
                                $695
                               ======

Pro-forma financial information for this acquisition is not presented because the results of operations of Presenter, Inc. are not material to the results of operations of WebEx prior to the date of acquisition.


12. Subsequent Event

In July 2003, the Company's former bank revolving credit line of $7.5 million expired and the Company entered into a new revolving credit line that provides available borrowings of up to $2.5 million. Amounts borrowed under the new revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The new credit agreement expires on July 15, 2004. The new credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to achieve profitable operations in 2003, our ability to meet the more-likely-than-not criteria for recognition of deferred tax assets and reduce the deferred tax valuation allowance, our belief regarding the amount of income tax benefit to be recorded in the fourth quarter of 2003, expected expenses including those related to sales and marketing, research and development and general and administrative, the effectiveness of our pricing policies, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in "Factors that May Affect Results" below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Since February 1999, our activities have been focused on continuing to enhance and market our WebEx Interactive Services and our WebEx Multimedia Switching Platform, developing and deploying new services, expanding our sales and marketing organizations, and deploying our global WebEx Media Tone Network. We currently sell the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center, WebEx Event Center (an enhanced version of the service formerly known as WebEx OnStage) and WebEx Enterprise Edition. In addition, we currently provide to existing customers, though no longer offer for sale generally, a service called WebEx Business Exchange.

In the second quarter of 2003, we purchased certain assets of Presenter, Inc. and assumed certain existing customer and reseller agreements of Presenter. We also began offering for sale certain Presenter services as additions to our mix of web communications service offerings, although sale of these Presenter services did not have a material effect on reported revenues in the quarter.




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

Revenue Recognition.    Revenue is derived from web communication services. Web
communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Accordingly, revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. In addition to the subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided. An estimate of revenue is recognized for overage and telephony for the last month of each quarter based on actual usage incurred but not billed in that month.

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

Sales Reserve and Allowance for Doubtful Accounts.     The sales reserve is an
estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve is estimated based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.

    We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses for the last six quarters. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses were different than the historical rate, bad debt expense would be different from what was reported in general and administrative expenses.
The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last six quarters ended June 30, 2003:

                                             Quarter Ended
                               Jun 30, Mar 31, Dec 31, Sep 30, Jun 30, Mar 31,
                                2003    2003    2002    2002    2002    2002
                               ------- ------- ------- ------- ------- -------
Balance at beginning of quarter $7,286  $7,332  $6,911  $6,910  $6,845  $6,825

Sales reserve
 Balance at beginning of quarter 3,710   3,948   4,461   5,338   4,883   5,082

   Deducted from revenue         3,585   1,679   1,092     867   2,784   2,867
   Amounts written off          (2,429) (1,917) (1,605) (1,744) (2,329) 	(3,066)
                               ------- ------- ------- ------- ------- -------
    Change                       1,156    (238)   (513)   (877)    455    (199)
                               ------- ------- ------- ------- ------- -------
 Balance at end of quarter       4,866   3,710   3,948   4,461   5,338   4,883

Allowance for doubtful accounts
 Balance at beginning of quarter 3,576   3,384   2,450   1,572   1,962   1,743

   Charged to bad debt expense     122     632   1,392   1,801   1,500   1,400
   Amounts written off            (630)   (440)   (458)   (923) (1,890) (1,181)
                               ------- ------- ------- ------- ------- -------
    Change                        (508)    192     934     878    (390)    219
                               ------- ------- ------- ------- ------- -------
 Balance at end of quarter       3,068   3,576   3,384   2,450   1,572   1,962

Balance at end of quarter       $7,934  $7,286  $7,332	  $6,911  $6,910  $6,845
                               ======= ======= ======= ======= ======= =======


Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.


                                        Three Months Ended   Six Months Ended
                                        ------------------  ------------------
                                        June 30,  June 30,  June 30,  June 30,
                                        --------  --------  --------  --------
           Net revenues                    100%      100%      100%      100%
           Cost of revenues                 17        18        17        19
                                        --------  --------  --------  --------
              Gross profit                  83        82        83        81
           Operating expenses:
            Sales and marketing             42        43        43        44
            Research and development        14        17        14        17
            General and administrative       7        10         7        11
            Equity-based compensation        1         2         1         2
                                        --------  --------  --------  --------
              Total operating expenses      64        72        65        74
                                        --------  --------  --------  --------
              Operating income              19        10        18         7
            Interest and other income, net   1         0         1         0
            Provision for income tax         2         0         3         0
                                        --------  --------  --------  --------
            Net income                      18%       10%       16%        7%
                                        ========  ========  ========  ========

Net revenues. Net revenues increased $11.7 million to $44.9 million for the three months ended June 30, 2003 from $33.2 million for the three months ended June 30, 2002, representing a 35% increase from 2002 to 2003. Net revenues increased $23.9 million to $86.7 million for the six months ended June 30, 2003 from $62.8 million for the six months ended June 30, 2002, representing a 38% increase from 2002 to 2003. The increases for the three and six months ended June 30, 2003 were primarily due to increased usage by existing customers, growth in our direct subscribing customer base, and increased usage by the customers of our distribution partners.

Cost of revenues. Our cost of revenues consists of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $1.6 million to $7.5 million for the three months ended June 30, 2003 from $5.9 million for the three months ended June 30, 2002. As a percent of revenue, cost of revenues decreased from 18% for the three months ended June 30, 2002 to 17% for the three months ended June 30, 2003. Cost of revenues increased $3.0 million to $14.9 million for the six months ended June 30, 2003 from $11.9 million for the six months ended June 30, 2002. As a percentage of revenue, cost of revenues decreased from 19% for the six months ended June 30, 2002 to 17% for the six months ended June 30, 2003. The increases in absolute dollars for the three and six months ended June 30, 2003 were primarily due to increases in the costs for delivering our services to more customers and increased usage by existing customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network. The decreases in the cost of revenue as a percentage of revenue were primarily due to cost efficiency gained as a result of spreading existing cost over incremental customers, increased usage of our services, and lower costs of network equipment and circuits.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $4.9 million to $19.1 million for the three months ended June 30, 2003 from $14.2 million for the three months ended June 30, 2002. Sales and marketing expense increased $9.9 million to $37.4 million for the six months ended June 30, 2003 from $27.5 million for the six months ended June 30, 2002. The increases for the three and six months ended June 30, 2003 were primarily due to increases in spending on marketing related programs to generate leads for our sales force, spending on incremental sales and support personnel and commission expenses associated with our increased revenue.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, and supplies. Research and development expense increased $0.5 million to $6.1 million for the three months ended June 30, 2003 from $5.6
million for the three months ended June 30, 2002.   Research and development
expense increased $1.4 million to $12.2 million for the six months ended June 30, 2003 from $10.8 million for the six months ended June 30, 2002. The increases for the three and six months ended June 30, 2003 were primarily related to personnel and equipment related expenses resulting from an increase in headcount to develop and support new and existing services and enhance ease of use and reliability.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense decreased $0.5 million to $3.0 million for the three months ended June 30, 2003 from $3.5 million for the three months ended June 30, 2002. General and administrative expense decreased $1.0 million to $5.8 million for the six months ended June 30, 2003 from $6.8 million for the six months ended June 30, 2002. The decreases for the three and six months ended June 30, 2003 were primarily due to the decrease in bad debt expenses offset by increases in administrative personnel expense to support our corporate growth. Bad debt expense decreased $1.4 million to $0.1 million in the three months ended June 30, 2003 from $1.5 million in the three months ended June 30, 2002. Bad debt expense decreased $2.2 million to $0.8 million in the six months ended June 30, 2003 from $3.0 million in the six months ended June 30, 2002. These decreases were due to reduced losses over a historical period.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense remained flat at $0.6 million for the three months ended June 30, 2003 and 2002. Equity-based compensation expense decreased $0.3 million to $0.9 million for the six months ended June 30, 2003 from $1.2 million for the six months ended June 30, 2002. The decrease for the six months ended June 30, 2003 was due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx and no expense is recognized.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net increased $0.3 million to $0.3 million for the three months ended June 30, 2003 from $0.0 million for the three months ended June 30, 2002. Interest and other income, net increased $0.7 million to $0.7 million for the six months ended June 30, 2003 from $0.0 million for the six months ended June 30, 2002. The increases for the three and six months ended June 30, 2003 were primarily due to interest earned on a higher cash balance in 2003 and the recognition of a $0.1 million impairment loss in 2002.

Provision for income taxes. We realized net operating income in the three and six months ended June 30, 2003 and 2002. We recorded a provision for income taxes of $1.2 million for the three months ended June 30, 2003 and $2.1 million for the six months ended June 30, 2003 based on our estimated effective tax rate for full year 2003 of 13%, which primarily reflects expected state and foreign income tax expense. Our effective tax rate does not include a component for U.S. federal tax because we have net operating loss carryforwards available to offset U.S. taxable income. The net operating loss carryforwards and other deferred tax assets as of June 30, 2003 are fully reserved by a valuation allowance. If we continue to achieve profitable operations in 2003, we believe we will meet the more likely-than-not criteria for recognition of deferred tax assets and reduce the valuation allowance in the fourth quarter of 2003, which will complete eight consecutive quarters of profitability. We believe that a reduction in the valuation allowance at that time will result in an income tax benefit recorded in the fourth quarter of 2003 of approximately $15 to 20 million, excluding income tax expense on income for the period.

Net income. Net income increased $4.6 million to $7.9 million in the three months ended June 30, 2003 from $3.3 million in the three months ended June 30, 2002. Net income increased $9.8 million to $14.2 million in the six months ended June 30, 2003 from $4.4 million in the six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003, cash, cash equivalents and short-term investments were $95.7 million, an increase of $26.7 million compared with cash and cash equivalents of $69.0 million as of December 31, 2002.

Net cash provided by operating activities was $27.7 million for the six months ended June 30, 2003, as compared to net cash provided in operating activities of $13.1 million for the six months ended June 30, 2002. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components and increases in accounts payable, accrued liabilities and deferred revenue.

Net cash used in investing activities was $19.0 million for the six months ended June 30, 2003, as compared to $14.9 million for the six months ended June 30, 2002. The decrease in net cash used in investing activities related primarily to the purchase of short-term investments combined with capital expenditures for equipment, hardware and software used in our MediaTone network, and the purchase of certain assets of Presenter, Inc. and the purchase of substantially all of the assets of the three companies in China.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2003, as compared to $2.8 million for the six months ended June 30, 2002. The increase in net cash provided by financing activities were primarily the result lower principal payments on lease obligations and lower net borrowing under our debt agreement offset by lower proceeds from the issuance of common stock.

At June 30, 2003, we had material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $6.1 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments, under these leases amount to approximately $16.6 million.

In July 2003, our former bank revolving credit line of $7.5 million expired and we entered into a new revolving credit line that provides available borrowings of up to $2.5 million. Amounts borrowed under the new revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The new credit agreement expires on July 15, 2004. The new credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of June 30, 2003, we have no outstanding borrowings under the new credit line.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in the first two quarters of 2003 and each quarter of 2002. We anticipate that we will continue to generate positive cash flow from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.


Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.


Although we realized net earnings for each of the six consecutive quarters ending June 30, 2003, we incurred net losses in 1998, 1999, 2000 and 2001, and there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future quarters.

Although we realized net earnings in each of the six consecutive quarters ending June 30, 2003, we incurred net losses of approximately $27.6 million for the year ended December 31, 2001 and $80.4 million for the year ended December 31, 2000. We may experience net losses in future quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share in the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of June 30, 2003, we had an accumulated deficit of approximately $94.6 million.


Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

We offer several real-time, interactive, multimedia web communications services. Because of our relatively limited operating history of providing such services and other factors, our quarterly revenue and operating results are difficult to predict. In addition, because of the emerging nature of the market for web communications services, our quarterly revenue and operating results may fluctuate from quarter to quarter. Finally, because we have been using an alternative pricing model with our newest web communications service and in certain of our distribution channels, our quarterly revenue and operating results may be less predictable.

Prior to 2003, pricing of most of our services was based on a "maximum-number-of-concurrent-users" monthly subscription model. For example, a customer would subscribe to ten concurrent-user "ports" per month and would pay a fixed monthly dollar amount per port. Overage charges would apply if, in the above example, more than ten concurrent users used the service. This concurrent-user subscription model results in reasonably predictable quarterly-revenue to the extent that overage charges comprise a fairly small percentage of revenue per customer.

In early 2003, we began offering a new service called Enterprise Edition, a service that integrates all of our real-time web communications service offerings. Pricing for this service is based on a per-minute, or pay-per-use,
model subject to a "minimum-minutes" purchase commitment.   This minimum-
minutes pricing model can result in somewhat less predictable overall revenue than the concurrent-user subscription model in that overage usage, which is the unpredictable element of revenue projection, has tended to be higher with the minimum-minutes pricing model as compared to the concurrent-user subscription model. To the extent that a greater percentage of our customers purchase Enterprise Edition, with its minimum-minutes pricing, than our other web communications service offerings, which have concurrent-user subscription pricing, our overall quarterly revenue and operating results may be more difficult to predict than in the past.

In addition, to the extent customers increasingly purchase telephony services offered on a pay-per-use basis under all of our service offerings, our revenue will be somewhat more difficult to predict. Telephone services are optional to our customers and consist of WebEx setting up the conference call and conducting, through leased telephony circuits or through the Internet (called
"voice-over-IP"), the audio portion of a web conference session.   Also,
certain telecommunications providers are resellers of our Meeting Center service on a pay-per-use basis, and if an increasing percentage of our revenue comes from these resellers, our quarterly revenue and operating results may be more difficult to predict.

 A number of other factors could also cause fluctuations in our operating results.

Factors outside our control include:

- our distribution partners' degree of success in distributing our services to end-users;

- the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

- changes in offerings or pricing policies of our competitors and our distributors;

-  the growth rate of the market for web communications services; and

- diminution in pricing power associated with the technology sector and the telecommunications industry.

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

- the announcement, introduction and market acceptance of new or enhanced services or products by us; and

- changes in our pricing policies or the introduction of new pricing models such as our recent introduction of a minimum minutes/pay-per-use pricing model for our new Enterprise Edition offering.

If any of these factors impact our business in an unplanned way in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform, and our competitors' success could impact our longer-term financial performance by reducing demand for our services.


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

Our customers do not have long-term obligations to purchase services from us. Most of our subscription agreements have an initial term of three months. Although automatically renewed unless terminated, our contracts can be terminated on 30 days notice at the end of the initial term or any renewal term. Over 95% of our customers have agreements with initial terms of three to 12 months. For the quarter ended June 30, 2003, approximately 95% of the contracts entered into in the quarter ended March 31, 2002 were renewed beyond their initial term. We terminate customers who fail to pay for our services. In 2002, we terminated approximately 250 customers who had failed to pay for our services on a timely basis. We anticipate that termination of non-paying customers will continue for the foreseeable future. In addition, some customers may voluntarily discontinue use of our services for a variety of reasons including the failure of the customer's employees to learn about and use our services, the failure of the services to meet the customer's expectations or requirements, financial difficulties experienced by the customer, or the customer's decision to use services or products offered by a competitor. We may not obtain a sufficient amount of business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.


Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

As of June 30, 2003, we had distribution agreements in place with approximately 125 distribution partners. For the quarter ended June 30, 2003, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have been initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services or if we lose existing distribution partners for whatever reason, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.


Our total revenue may suffer if we are unable to successfully manage our distribution relationships to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can increase total revenue by acquiring customers through distribution partners that we could not acquire through our direct sales efforts. Under our agreements with our distribution partners, either WebEx or the distribution partner bills the end-user customers. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner's sale of WebEx services is paid to the distribution partner and the remainder is retained by WebEx. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In either case, WebEx does not benefit as much financially, for the same volume of WebEx service sold, than it would if the sale were made by WebEx directly, without the contribution of the distribution partner, due to the revenue sharing arrangement or purchase discount given to the distribution partner. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Also, to the extent our existing customers discontinue direct agreements with WebEx in order to purchase our services from distribution partners, our revenue may decrease.


We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service accounted for more than 60% of our revenue for the quarter ended June 30, 2003. Although we have recently experienced growth in sales of our newer services, such as our Event Center (formerly OnStage), Training Center and Support Center services, these newer services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling new services, our operating results will suffer.


If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our network monitoring measures the capacity of our services by bandwidth use, and during the second quarter of 2003 our average peak usage ran at less than 50% of our capacity. However, if we fail to increase our capacity consistent with our growth in usage, our network system performance could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to our network. If our services do not perform adequately, we may lose customers and be unable to attract new customers and our operating results could suffer.


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


The existence of equity-based compensation, along with possible future regulatory action or standard setting requiring the reporting of employee stock options as an expense item, will negatively impact earnings.

As of June 30, 2003 we had approximately $0.3 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees or related to modification of existing employee grants will fluctuate with our stock price, and, accordingly, the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense. The FASB has changed the way stock options will be reported by public companies, though the timing and reporting methodology associated with these changes have not been determined at this time. This change in accounting standards will require us to report stock options for employees as an expense, and our net income will be negatively impacted.


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

Prior to February 2003, a significant portion of our development and testing activity was conducted by three companies in China, which are owned by our President and Chief Technical Officer, Min Zhu, and his spouse. In February 2003, our subsidiary WebEx China purchased substantially all of the assets of these three companies and hired from these companies a substantial percentage of their employees. As of February 2003, we rely on WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer web sites. There are four WebEx China facilities, located in each of Hefei, HongZhou, Shanghai and Suzhou. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions.. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.


A significant recurrence of the current "SARS" outbreak in China could adversely affect our subsidiary WebEx China's operational activities.

In the first quarter of 2003, the world became aware of the existence of a highly contagious disease known as Severe Acute Respiratory Syndrome or "SARS". According to reputable media reports, current medical knowledge about SARS is that SARS has no cure or vaccine, can significantly debilitate its victims for several days or weeks and is estimated to cause death in approximately five to
fifteen percent of cases.   The SARS outbreak, which had its greatest impact in
China, appears to have been contained for the present. If SARS significantly resurfaces in China, WebEx China's business operations could suffer and our business could be harmed.


We could incur unexpected costs resulting from claims relating to use of our services.

Many of the business interactions supported by our services are critical to our customers' businesses. We generally do not make any warranties in our customer agreements as to service "uptime", or the percentage of time that our network will be operational and available for customer use. Nonetheless, any failure in a customer's business interaction or other communications activity caused or allegedly caused by our services could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs.


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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license database software and font-rendering technology. These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.


Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel outside of China increased from 571 employees at June 30, 2002 to 720 at June 30, 2003. Our WebEx China headcount has increased from 346 employees at March 31, 2003 to 393 employees at June 30, 2003. We expect continued increases in our personnel during the remainder of 2003. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are in the process of updating some of our information technology infrastructure to meet increased requirements for capacity and flexibility resulting from the growth of our business. In the event these updated systems do not meet our requirements or are not deployed in a timely manner, our
business may suffer.   Any failure by us to manage our growth effectively could
disrupt our operations or delay execution of our business plan and could consequently harm our business.


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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. During the 12 months ended June 30, 2003, we hired approximately 325 new employees worldwide, including approximately 50 who have been hired by WebEx China since February 2003. We expect to continue to increase our personnel in 2003. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2002 and in the first six months of 2003 made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.


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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the protection of patentable inventions as important to our future opportunities. We currently have eight issued patents, including five assigned to us by Presenter, Inc. in connection with our recent acquisition of certain assets of Presenter. Our non-Presenter patents are in the areas of peer-to-peer connections to facilitate conferencing, document annotation, and optimizing data transfer, and our Presenter-acquired patents are in the areas of animation, extracting photographic images from video, and graphical user interface for extracting video presentations. We currently have 35 patent applications pending in the United States including nine patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include:
ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, WebEx sound mark, Meeting-Enable Your Web Site, We've Got To Start Meeting Like This, Powering Real Time Business
Meetings, and One Button, Infinite Power.   Federal trademark applications
acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

- third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

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


We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses, fail to complement our existing revenue models or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. For example, we acquired certain assets of Presenter, Inc., a transaction which has been completed and which did not have a material impact on our financial statements. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. In the case of the Presenter asset acquisition transaction, we hired most of the Presenter employees and have commenced offering certain Presenter services as add-ons to our current WebEx service offerings. However, those sales may not prove financially significant, and if we pursue alternative product-integration strategies with regard to the acquired Presenter assets and technologies we may not experience significant financial success. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our recent Presenter asset acquisition, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.


We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM/Lotus (SameTime), Microsoft (NetMeeting/OfficeLiveMeeting), and Oracle (i-meeting). In April 2003, Microsoft announced that it had completed an acquisition of Placeware, a competitor of WebEx. Microsoft is currently offering the Placeware service under the name Microsoft Office Live Meeting. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results.


Microsoft may become a formidable competitor in the web communications market with its recent acquisition of Placeware.

In April 2003, Microsoft announced that it had completed its acquisition of our competitor Placeware. Microsoft is currently offering the Placeware service under the name Microsoft Office Live Meeting. As a result of its acquisition of Placeware, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft's acquisition of Placeware could mean Microsoft will devote greater resources to the web communications market than it has in the past. For example, Microsoft could invest a significant amount of financial and technical resources in improving the Microsoft Office Live Meeting offering, or Microsoft could extend the capability of its other products to include capabilities more directly competitive with WebEx, or Microsoft could develop entirely new web communications technologies. Additionally, Microsoft could vastly increase the marketing resources devoted to its competitive offerings. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser market to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. While we believe that our current market leadership in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft's competitive activity in the web communications market could have a significantly harmful effect on our business.


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

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.


Current and future economic and political conditions may adversely affect our business.

Economic growth in the United States and throughout most of the world continues to be slow, and it is uncertain when economic conditions may improve. In addition, the residual effects of war in Iraq, uncertainty about Iraq's political future and continuing tensions throughout the Middle East remain a risk to the domestic economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorists attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors appear to have been particularly affected by the recent slowdown in the economy. If poor economic conditions continue or worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.


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

Our stock price has been and is likely to continue to be highly volatile. For example, between April 1, 2003 and June 30, 2003, our stock price has traded as high as $15.06 on June 18, 2003, and as low as $8.18 on April 7, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for Internet technology companies in particular, continue to experience significant price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we were to be the object of securities class action litigation, we could face substantial costs and a diversion of management's attention and resources, which could harm our business.


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


Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 2003, we held our annual stockholders' meeting at our headquarters, 307 West Tasman Drive, San Jose, CA 95134. At such meeting, the following actions were voted upon:

a) To elect the following individuals to the board of directors to serve a three year term expiring at WebEx's 2006 annual meeting of stockholders or until their successors have been elected and qualified:

Director      The Votes for    The Votes Withheld from
              each Director        each Director
-----------   --------------   -----------------------
Subrah Iyar     31,864,766             274,203
Min Zhu         31,071,039              67,930

b) To ratify the appointment of KPMG LLP as WebEx's independent public accountants for the period ending December 31, 2003:

Votes For         Votes Against       Abstain
-----------       -------------       -------
30,774,030           335,269           29,669

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number    Description
-------   ---------------------
3.1*      Amended and Restated Certificate of Incorporation
3.2**     Amended and Restated Bylaws
4.1*      Form of Common Stock Certificate
31.1      Certification of the Chief Executive Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
31.2      Certification of the Chief Financial Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
32.1      Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350
32.2      Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350
-----------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

**    Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

(b)   Reports on Form 8-K:

On April 3, 2003 the Company filed a current report on Form 8-K furnishing under Item 12 its preliminary financial results for its first fiscal quarter ended March 31, 2003.

On April 17, 2003 the Company filed a current report on Form 8-K: (i) announcing under Item 5 the appointment of Michael Everett as the Company's Chief Financial Officer, and (ii) furnishing under Item 12 the Company's financial results for its first fiscal quarter ended March 31, 2003.




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WEBEX COMMUNICATIONS, INC.

Date: August 13, 2003                 By:/s/  MICHAEL T. EVERETT
                                         -----------------------
                                         Michael T. Everett
                                         Chief Financial Officer
                                         (Duly Authorized Officer,
                                          Principal Financial and
                                          Principal Accounting Officer)











                           EXHIBIT INDEX

Exhibit
Number    Description
-------   ---------------------
3.1*      Amended and Restated Certificate of Incorporation
3.2**     Amended and Restated Bylaws
4.1*      Form of Common Stock Certificate
31.1      Certification of the Chief Executive Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
31.2      Certification of the Chief Financial Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
32.1      Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350
32.2      Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350
-----------------
 * Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

**    Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.