Form 10-Q
period 2003-09-30
WEBEX COMMUNICATIONS INC
filed 2003-11-14
CIK 1109935

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                             ------------------------
                                     FORM 10-Q
                             ------------------------

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2003

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

On November 3, 2003, 42,736,122 shares of Registrant's Common Stock, $0.001 par value, were outstanding.




                         WEBEX COMMUNICATIONS, INC.
            QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                            SEPTEMBER 30, 2003

                             TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                 Page No.
	                                                             --------
Item 1.  Financial Statements                                    3

         Unaudited Condensed Consolidated Balance Sheets at
          September 30, 2003 and December 31, 2002               3

         Unaudited Condensed Consolidated Statements of
          Operations for the three and nine months ended
          September 30, 2003 and 2002                            4

         Unaudited Condensed Consolidated Statements of
          Cash Flows for the nine months ended September
          30, 2003 and 2002                                      5

         Notes to Unaudited Condensed Consolidated
          Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                            28

Item 4.  Controls and Procedures                                28

PART II. OTHER INFORMATION                                      29

Item 5.  Other Information                                      29

Item 6.  Exhibits and Reports on Form 8-K                       29

Signatures                                                      30

Exhibit Index                                                   31



                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             WEBEX COMMUNICATIONS, INC.

                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                       ASSETS


                                                September 30,    December 31,
                                                     2003            2002
                                                ------------    ------------
Current assets:
   Cash and cash equivalents                      $ 64,662         $ 32,597
   Short-term investments                           50,082           36,355
   Accounts receivable, net of allowances of
    $7,351 and $7,332, respectively                 20,300           19,465
   Prepaid expenses and other current assets         3,205            2,694
                                                ------------    ------------
     Total current assets                          138,249           91,111
Property and equipment, net                         19,374           21,563
Other non-current assets                             2,242            1,650
                                                ------------    ------------
     Total assets                                 $159,865         $114,324
                                                ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  5,827         $  5,923
   Accrued liabilities                              19,719           11,058
   Deferred revenue                                 10,056            8,734
   Current portion of capital lease obligation          --              489
                                                ------------    ------------
     Total liabilities                              35,602           26,204
                                                ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Common stock                                         42               41
   Additional paid-in capital                      207,840          197,115
   Deferred equity-based compensation                 (136)          (1,092)
   Accumulated other comprehensive income (loss)       (99)             781
   Accumulated deficit                             (83,384)        (108,725)
                                                ------------    ------------
     Total stockholders' equity                    124,263           88,120
                                                ------------    ------------
     Total liabilities and stockholders' equity   $159,865         $114,324
                                                ============    ============



    See accompanying notes to unaudited condensed consolidated financial statements.


                           WEBEX COMMUNICATIONS, INC.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                     Sept 30,  Sept 30,     Sept 30, Sept 30,
                                       2003      2002         2003      2002
                                     -------   -------      -------   -------
Net revenues                         $48,764   $36,757     $135,481   $99,568
Cost of revenues                       8,180     6,303       23,037    18,243
                                     -------   -------      -------   -------
   Gross profit                       40,584    30,454      112,444    81,325
                                     -------   -------      -------   -------
Operating expenses:
  Sales and marketing                 17,889    14,658       55,336    42,118
  Research and development             5,992     5,622       18,148    16,471
  General and administrative           3,671     3,819        9,461    10,622
  Equity-based compensation*             406     1,225        1,302     2,459
                                     -------   -------      -------   -------
   Total operating expenses           27,958    25,324       84,247    71,670
                                     -------   -------      -------   -------
   Operating income                   12,626     5,130       28,197     9,655
Interest and other income, net           237        83          931       100
                                     -------   -------      -------   -------
Income before income tax              12,863     5,213       29,128     9,755
Provision for income tax              (1,672)     (164)      (3,787)     (300)
                                     -------   -------      -------   -------
Net income                           $11,191   $ 5,049      $25,341   $ 9,455
                                     =======   =======      =======   =======
Net income per share:
Basic                                $  0.27   $  0.13      $  0.61   $  0.24
Diluted                                 0.25      0.12         0.59      0.22

Shares used in per share calculations:
Basic                                 41,788    39,857       41,268    39,453
Diluted                               44,275    42,100       42,979    42,278

*Equity-based compensation:
   Sales and marketing               $    67   $   830      $   307   $ 1,038
   Research and development               81       176          307       462
   General and administrative            258       219          688       959
                                     -------   -------      -------   -------
                                     $   406   $ 1,225      $ 1,302   $ 2,459
                                     =======   =======      =======   =======

     See accompanying notes to unaudited condensed consolidated financial statements.


                          WEBEX COMMUNICATIONS, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                          Nine Months Ended
                                                         Sept 30,   Sept 30,
                                                           2003       2002
                                                         -------    -------
Cash flows from operating activities:
 Net income                                              $25,341    $ 9,455
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provisions for doubtful accounts and sales allowance    9,039     11,219
   Depreciation and amortization                           9,219      9,299
   Other than temporary declines in equity investments        --        250
   Equity-based compensation                               1,302      2,459
   Changes in operating assets and liabilities net of
    asset acquisitions:
    Accounts receivable                                   (9,874)   (11,018)
    Prepaid expenses and other current assets               (470)      (539)
    Other non-current assets                                  (8)      (107)
    Accounts payable                                         (96)    (1,212)
    Accrued liabilities                                    8,354      2,320
    Deferred revenue                                       1,322        281
    Other                                                   (880)       121
                                                         -------    -------
     Net cash provided by operating activities            43,249     22,528
                                                         -------    -------
Cash flows from investing activities:
 Payments from related party                                   0      1,100
 Payments of security deposits                                 4       (235)
 Net short - term investments activity                    (13,727)   (28,062)
 Purchases of property and equipment                      (6,665)    (7,157)
 Business and asset acquisitions                            (686)        --
                                                         -------    -------
     Net cash used in investing activities               (21,074)   (34,354)
                                                         -------    -------
Cash flows from financing activities:
 Net proceeds from issuances of common stock              10,401      5,064
 Repurchase of restricted stock                              (22)       (69)
 Principal payments on capital lease obligations            (489)    (1,212)
 Borrowings under debt agreement                              --     10,500
 Repayments under debt agreement                              --    (16,000)
                                                         -------    -------
     Net cash provided by (used in) financing activities   9,890     (1,717)
                                                         -------    -------
Net change in cash and cash equivalents                   32,065    (13,543)
Cash and cash equivalents at beginning of the period      32,597     42,146
                                                         -------    -------
Cash and cash equivalents at end of the period           $64,662    $28,603
                                                         =======    =======
Supplemental disclosures of non-cash investing and
 financing activities:
 Decrease in deferred equity-based compensation          $ (223)    $(2,545)
 Unrealized gain on investments                          $   68     $   162
 Liabilities recorded in conjunction with asset
  Acquisition                                            $  208          --
   See accompanying notes to unaudited condensed consolidated financial statements.


                        WEBEX COMMUNICATIONS, INC.
                       September 30, 2003 and 2002
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except per share amounts)

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. Revenue Recognition

Revenue is derived from the sale of web communication services. Web communication services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, that in turn sell the services to customers. The Company sells web communication services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription
arrangements include monthly subscriber user fees and user set-up fees.   The
subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and accordingly, revenue is recognized ratably over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services, overage and telephony charges that are recognized as the related services are provided. An estimate of revenue is recognized for overage and telephony for the last month of each quarter based on actual usage incurred but not billed in that month.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company's services on a revenue
sharing, discounted or pay-per-use basis.   Revenue under these arrangements
is derived from hosted services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. The Company's reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Recognition of revenue for advance payments received from distribution partners is deferred until the related
services are provided or until otherwise earned by WebEx.   WebEx contracts
directly with the distribution partner, and the amount of revenue is recognized based on the contract price charged to the distribution partner.

Persuasive evidence for each arrangement is represented by a signed or otherwise legally enforceable contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue or other contractual commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the end of the commitment period and the fees are paid by the reseller.

WebEx recently began recognizing revenue from a WebEx reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller.

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

3. Sales Reserves and Allowance for Doubtful Accounts

WebEx records a sales reserve for estimated losses on receivables resulting from customer credits, cancellations and terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of credits, cancellations and terminations. Increases to sales reserve are charged to revenue, which reduces the revenue otherwise reportable. The accuracy of the estimate is dependent upon the rate of future credits, cancellations and terminations being consistent with the historical rate. WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable resulting from customers' financial distress or failure are charged to the allowance for doubtful accounts. The allowance is estimated based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the quarters ended September 30, 2003 and 2002:



                                           Three Months Ended September 30,
                                           -------------------------------
                                                 2003            2002
                                           --------------   --------------

       Balance at beginning of quarter          $ 7,934         $ 6,910

       Sales reserve
       Balance at beginning of quarter            4,866           5,338

         Deducted from revenue                    2,657             867
         Amounts written off 	  	             (2,905)         (1,744)
                                           --------------   --------------
          Change                                   (248)           (877)
                                           --------------   --------------
		 Balance at end of quarter                  4,618           4,461

       Allowance for doubtful accounts
       Balance at beginning of quarter            3,068           1,572

       Charged to bad debt expense                  364           1,801
       Amounts written off                         (699)           (923)
                                           --------------   --------------
        Change                                     (335)            878
                                           --------------   --------------
       Balance at end of quarter                  2,733           2,450

       Balance at end of quarter                $ 7,351         $ 6,911
                                           ==============   ==============



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

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2003 and 2002, respectively:




                                     Three Months Ended     Nine Months Ended
                                     Sept 30,  Sept 30,     Sept 30, Sept 30,
                                       2003      2002         2003      2002
                                     -------   -------      -------   -------
Numerator:
     Net income                   $11,191   $ 5,049      $25,341  $ 9,455
                                     -------   -------      -------   -------
Denominator:
     Denominator for basic net
      income per common share      41,788    39,857       41,268   39,453

     Effect of dilutive
      securities:
       Restricted common shares
        subject to repurchase          71       658          155      740
       Stock options outstanding    2,416     1,585        1,556    2,085
                                     -------   -------      -------   -------
     Denominator for diluted net
      income per common share      44,275    42,100       42,979   42,278
                                  =======   =======      =======   =======

     Basic net income per common
      Share                       $  0.27   $  0.13      $  0.61   $ 0.24
                                  =======   =======      =======   =======
     Diluted net income per
      common share                $  0.25   $  0.12      $  0.59   $ 0.22
                                  =======   =======      =======   =======

The following potential common shares have been excluded from the computation of diluted net income per share because their inclusion would have been antidilutive:



                                                    September 30,
                                                   2003      2002
                                                 -------   -------
         Shares issuable under stock options      2,720	4,938


The exercise price of antidilutive stock options outstanding as of September 30, 2003 ranges from $17.60 to $55.38, and as of September 30, 2002 the range was from $13.44 to $55.38.


5. Comprehensive Income

Comprehensive income includes net income, unrealized gain on investments and foreign currency translation adjustments as follows:


                                    Three Months Ended     Nine Months Ended
                                    Sept 30,  Sept 30,     Sept 30, Sept 30,
                                      2003      2002         2003      2002
                                    -------   -------      -------   -------
      Net income                    $11,191   $ 5,049      $25,341   $ 9,455
      Unrealized gain (loss)
       on investments                   (61)      162           68       162
      Foreign currency translation
       Adjustments                     (941)     (131)        (948)      (41)
        Comprehensive income        $10,189    $5,080      $24,461    $9,576
                                 =======   =======      =======   =======

6. Related Party Transactions

WebEx historically contracted for engineering services with three companies in China owned by the President and Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for the three month period ended September 30, 2003 and 2002 were $0 and $750, respectively, and for the nine-month periods ended September 30, 2003 and 2002 were $300 and $2,250, respectively.

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

The Company accounts for stock awards to non-employees in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The equity-based compensation expense for options granted to non-employees is re-measured at least quarterly for changes in their fair value until the underlying options vest.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income
(loss) amounts appearing below.




                                    Three Months Ended     Nine Months Ended
                                    Sept 30,  Sept 30,     Sept 30, Sept 30,
                                      2003      2002         2003      2002
                                    -------   -------      -------   -------
   Net income as reported           $11,191   $ 5,049      $25,341   $ 9,455

   Add Back: Stock-based compensation
    included in determination of net
    income, net of tax                  353     1,188        1,133     2,385

   Deduct: Stock-based compensation
    including employees determined
    under the fair-value based
    method, net of tax               (7,073)   (9,413)     (22,432)  (26,235)
                                    -------   -------      -------   -------
   Pro-forma net income (loss)
    as if the fair value based
    method had been applied to
    all awards                      $ 4,471   ($3,176)     $ 4,042  ($14,395)
                                    -------   -------      -------   -------

Pro-forma net income (loss)
 per share as if the fair value
 based method had been applied
 to all awards:
   Basic                         $  0.11   ($ 0.08)     $  0.10    ($0.37)
   Diluted                       $  0.11   ($ 0.08)     $  0.09    ($0.37)


8. Commitments and Contingencies

At September 30, 2003, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $7,052. The majority of the purchase commitments are expected to be settled in cash within 12 months, with the longest commitment expiring in August 2007.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments, net of sublease rental income, under these leases amount to approximately $14,733.

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



9. Significant Customer Information and Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within WebEx for making operational decisions and assessments of financial performance.

WebEx's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically, web communication services.


10. Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


11. Recent Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 was effective for the Company beginning in 2003 and the adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

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

In December 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF Issue 00-21). EITF Issue 00-21 mandates how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for the Company's third quarter of 2003. EITF 00-21 is applicable to the Company's service agreements. Under EITF 00-21, training services would be treated as separate units of accounting. Currently, training services are included in the category of set-up fees. Because fees applicable to training will continue to be recognized over the initial term, the adoption of EITF 00-21 did not have a material impact on revenue recognition.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations or cash flows.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, our beliefs regarding critical accounting policies, statements as to our ability to achieve profitable operations in 2003, our ability to meet the more-likely-than-not criteria for recognition of deferred tax assets and reduce the deferred tax valuation allowance, our belief regarding the amount of income tax benefit to be recorded in the fourth quarter of 2003, expected expenses including those related to sales and marketing, research and development and general and administrative, the effectiveness of our pricing policies, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to realize net earnings, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to maintain and expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in "Factors that May Affect Results" below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In the second quarter of 2003, we purchased certain assets of Presenter, Inc. and assumed certain existing customer and reseller agreements of Presenter. We also began offering for sale certain Presenter services as additions to our mix of web communications service offerings. To date, the sale of these Presenter services has not had a material effect on our reported revenues.




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

We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from hosted services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Recognition of revenue for advance payments received from distribution partners is deferred until the related services are provided or until otherwise earned by us. We contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner.

Persuasive evidence for all of our arrangements is represented by a signed or otherwise legally enforceable contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are sold by the reseller to an end-user customer or until the end of the commitment period and the fees are paid by the reseller.

WebEx recently began recognizing revenue from a WebEx reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last seven quarters ended September 30, 2003:

                                              Quarter Ended
                      Sept 30, Jun 30, Mar 31, Dec 31, Sep 30, Jun 30, Mar 31,
                        2003    2003    2003    2002    2002    2002    2002
                      ------- ------- ------- ------- ------- ------- -------
Balance at beginning
 of quarter           $ 7,934 $ 7,286 $ 7,332 $ 6,911 $ 6,910 $ 6,845 $ 6,825

Sales reserve
 Balance at
  beginning
  of quarter            4,866   3,710   3,948   4,461   5,338   4,883   5,082

   Deducted from
    Revenue             2,657   3,585   1,679   1,092     867   2,784   2,867
   Amounts written
    Off                (2,905) (2,429) (1,917) (1,605) (1,744) (2,329) (3,066)
                      ------- ------- ------- ------- ------- ------- -------
     Change              (248)  1,156    (238)   (513)   (877)    455    (199)
                      ------- ------- ------- ------- ------- ------- -------
 Balance at end of
  quarter               4,618	  4,866   3,710   3,948   4,461   5,338   4,883

Allowance for
 doubtful accounts
 Balance at beginning
  of quarter            3,068   3,576   3,384   2,450   1,572   1,962   1,743

   Charged to bad
    debt expense          364     122     632   1,392   1,801   1,500   1,400
   Amounts written
    Off                  (699)   (630)   (440)   (458)   (923) (1,890) (1,181)
                      ------- ------- ------- ------- ------- ------- -------
     Change              (335)   (508)    192     934     878    (390)    219
                      ------- ------- ------- ------- ------- ------- -------
 Balance at end of
  quarter               2,733   3,068   3,576   3,384   2,450   1,572   1,962

Balance at end of
 Quarter              $ 7,351 $ 7,934 $ 7,286 $ 7,332 $ 6,911 $ 6,910 $ 6,845
                      ======= ======= ======= ======= ======= ======= =======
Gross accounts
 Receivable           $27,651 $27,336 $26,396 $26,797 $24,648 $26,129 $25,673
                      ======= ======= ======= ======= ======= ======= =======
Reserve as a
 percentage of
 accounts receivable    26.6%   29.0%   27.6%   27.4%   28.0%   26.4%   26.7%


We assess the adequacy of the sales reserve account balance and the allowance for doubtful accounts account balance based on historical experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.





Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.


                                    Three Months Ended     Nine Months Ended
                                    Sept 30,  Sept 30,     Sept 30, Sept 30,
                                      2003      2002         2003      2002
                                    -------   -------      -------   -------
         Net revenues                 100%      100%         100%      100%
         Cost of revenues              17        17           17        18
                                    -------   -------      -------   -------
            Gross profit               83        83           83        82
         Operating expenses:
          Sales and marketing          37      40             41        42
          Research and development     12      15             13        17
          General and administrative    7      11              7        11
          Equity-based compensation     1       3              1         2
                                    -------   -------      -------   -------
            Total operating expenses   57      69             62        72
                                    -------   -------      -------   -------
            Operating income           26      14             21        10
          Interest and other income,
           Net                          0       0             (1)        0
          Provision for income tax      3	      0              3         0
                                    -------   -------      -------   -------
          Net income                   23%     14%            19%       10%
                                    =======   =======      =======   =======

Net revenues. Net revenues increased $12.0 million to $48.8 million for the three months ended September 30, 2003 from $36.8 million for the three months ended September 30, 2002, representing a 33% increase from the third quarter of 2002 to the third quarter of 2003. Net revenues increased $35.9 million to $135.5 million for the nine months ended September 30, 2003 from $99.6 million for the nine months ended September 30, 2002, representing a 36% increase from the nine months ended 2002 to the nine months ended 2003. The increases for the three and nine months ended September 30, 2003 were primarily due to increased usage by existing customers, growth in our direct subscribing customer base, and increased usage by the customers of our distribution partners.

Cost of revenues. Our cost of revenues consists of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $1.9 million to $8.2 million for the three months ended September 30, 2003 from $6.3 million for the three months ended September 30, 2002. As a percent of revenue, cost of revenues was 17% for the three months ended September 30, 2002 and for the three months ended September 30, 2003. Cost of revenues increased $4.8 million to $23.0 million for the nine months ended September 30, 2003 from $18.2 million for the nine months ended September 30, 2002. As a percentage of revenue, cost of revenues decreased from 18% for the nine months ended September 30, 2002 to 17% for the nine months ended September 30, 2003. The increases in absolute dollars for the three and nine months ended September 30, 2003 were primarily due to increases in the costs for delivering our services to more customers and increased usage by existing customers, additional technical staff to support our growing installed base of customers, and expanding and improving our worldwide network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $3.2 million to $17.9 million for the three months ended September 30, 2003 from $14.7 million for the three months ended September 30, 2002. Sales and marketing expense increased $13.2 million to $55.3 million for the nine months ended September 30, 2003 from $42.1 million for the nine months ended September 30, 2002. The increases for the three and nine months ended September 30, 2003 were primarily due to increases in spending on marketing-related programs to generate leads for our sales force, spending on incremental sales and support personnel, and commission expenses associated with our increased revenue.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, and supplies. Research and development expense increased $0.4 million to $6.0 million for the three months ended September 30, 2003 from $5.6 million for the three months ended September 30, 2002. Research and development expense increased $1.6 million to $18.1 million for the nine months ended September 30, 2003 from $16.5 million for the nine months ended September 30, 2002. The increases for the three and nine months ended September 30, 2003 were primarily related to personnel and equipment related expenses resulting from an increase in headcount to develop and support new and existing services.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense decreased $0.1 million to $3.7 million for the three months ended September 30, 2003 from $3.8 million for the three months ended September 30, 2002. General and administrative expense decreased $1.1 million to $9.5 million for the nine months ended September 30, 2003 from $10.6 million for the nine months ended September 30, 2002. The decreases for the three and nine months ended September 30, 2003 were primarily due to the decrease in bad debt expenses offset by increases in administrative personnel expense to support our corporate growth. Bad debt expense decreased $1.4 million to $0.4 million in the three months ended September 30, 2003 from $1.8 million in the three months ended September 30, 2002. Bad debt expense decreased $3.6 million to $1.1 million in the nine months ended September 30, 2003 from $4.7 million in the nine months ended September 30, 2002. These decreases were due to reduced losses over a historical period.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of options granted to employees and options to non-employees.
Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants which were primarily employee grants made prior to the Company's initial public offering. Equity-based compensation expense decreased $0.8 million to $0.4 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. Equity-based compensation expense decreased $1.2 million to $1.3 million for the nine months ended September 30, 2003 from $2.5 million for the nine months ended September 30, 2002. The decreases for the three and nine months ended September 30, 2003 were due to the vesting of options granted and forfeitures of unvested options by terminated employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, stock options granted to members of our Board of Directors are treated the same as those granted to employees of WebEx and no expense is recognized.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net increased $0.1 million to $0.2 million for the three months ended September 30, 2003 from $0.1 million for the three months ended September 30, 2002. Interest and other income, net increased $0.8 million to $0.9 million for the nine months ended September 30, 2003 from $0.1 million for the nine months ended September 30, 2002. The increases for the three and nine months ended September 30, 2003 were primarily due to interest earned on a higher cash balance in 2003 and the recognition of a $0.1 million impairment loss in 2002.

Provision for income taxes. We realized net operating income in the three and nine months ended September 30, 2003 and 2002. We recorded a provision for income taxes of $1.7 million for the three months ended September 30, 2003 and $3.8 million for the nine months ended September 30, 2003 based on our estimated effective tax rate for full year 2003 of 13%, which primarily reflects expected state and foreign income tax expense. Our effective tax rate does not include a provision for U.S. federal tax because we have net operating loss carryforwards available to offset U.S. taxable income. The net operating loss carryforwards and other deferred tax assets as of September 30, 2003 are fully reserved by a valuation allowance. If we continue to achieve profitable operations in 2003, we believe we will meet the more likely-than-not criteria for recognition of deferred tax assets and reduce the valuation allowance in the fourth quarter of 2003, which would represent our eighth consecutive quarter of profitability. We believe that a reduction in the valuation allowance at that time will result in an income tax benefit recorded in the fourth quarter of 2003 of approximately $15 to $20 million, calculated after taking into account the projected application of available net operating loss carryforwards to reduce the income tax expense on anticipated income in the fourth quarter of 2003.

Net income. Net income increased $6.2 million to $11.2 million in the three months ended September 30, 2003 from $5.0 million in the three months ended September 30, 2002. Net income increased $15.8 million to $25.3 million in the nine months ended September 30, 2003 from $9.5 million in the nine months ended September 30, 2002. A portion of these net income amounts consists of a litigation recovery of approximately $0.6 million credited to operating expenses during the third quarter of 2003 relating to delinquent rent due from a subtenant.


Liquidity and Capital Resources

As of September 30, 2003, cash, cash equivalents and short-term investments were $114.8 million, an increase of $45.8 million compared with cash, cash equivalents and short term investments of $69.0 million as of December 31, 2002.

Net cash provided by operating activities was $43.2 million for the nine months ended September 30, 2003, as compared to net cash provided in operating activities of $22.5 million for the nine months ended September 30, 2002. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components and increases in accrued liabilities and deferred revenue.

Net cash used in investing activities was $21.1 million for the nine months ended September 30, 2003, as compared to $34.4 million for the nine months ended September 30, 2002. The decrease in net cash used in investing activities related primarily to the reduced purchase of short-term investments combined with reduced capital expenditures for equipment, hardware and software used in our MediaTone network, offset by the purchase of certain assets of Presenter, Inc. and the purchase in February 2003 of substantially all of the assets of three companies in China owned by WebEx's President and Chief Technical Officer and his spouse.

Net cash provided by financing activities was $9.9 million for the nine months ended September 30, 2003, as compared to $1.7 million used by financing activities for the nine months ended September 30, 2002. The increase in net cash provided by financing activities were primarily the result of lower principal payments on lease obligations and lower net borrowing under our debt agreement and increased proceeds from the issuance of common stock.

At September 30, 2003, we had material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $7.1 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring in August 2007.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases, net of sublease rental income, amount to approximately $14.7 million.

We have a revolving credit line with a bank that provides available borrowings of up to $2.5 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on July 15, 2004. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of September 30, 2003, we had no outstanding borrowings under the credit line.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated net positive cash flow from operations in the first three quarters of 2003 and each quarter of 2002. We anticipate that we will continue to generate net positive cash flow from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.






Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.


Although we realized net earnings for each of the seven consecutive quarters ending September 30, 2003, we incurred net losses in 1998, 1999, 2000 and 2001, and there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future quarters.

Although we realized net earnings in each of the seven consecutive quarters ending September 30, 2003, we incurred net losses of approximately $27.6 million for the year ended December 31, 2001 and $80.4 million for the year ended December 31, 2000. We may experience net losses in future quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share in the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of September 30, 2003, we had an accumulated deficit of approximately $83.4 million.


Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

We offer several real-time, interactive, multimedia web communications services. Because of the emerging nature of the market for web communications services, and because of the uncertain impact of competitors, our quarterly revenue and operating results may fluctuate from quarter to quarter and may vary from public-announced quarterly or annual financial guidance. In addition, because we have two different pricing models and the less predictable of the two is becoming a larger component of our revenue, our revenue and operating results will be somewhat less predictable.

Historically, from a revenue standpoint, our dominant pricing model has been a monthly, fixed-fee subscription model, such as "maximum-number-of-concurrent-users" monthly subscriptions. For example, a customer would subscribe to ten concurrent-user "ports" per month and would pay a fixed monthly dollar amount per port. A different example of this monthly, fixed-fee subscription model is the "minimum minutes" purchase commitment portion of our newest service, Enterprise Edition, where the customer purchases a fixed number of minutes per month which can be used on any of the suite of WebEx services available with Enterprise Edition. This concurrent-user subscription model results in reasonably predictable company quarterly-revenue to the extent that it predominates our other, more-variable-revenue pricing model as a source of overall revenue.

Our other pricing model is a "per minute", or usage-based, pricing model. This pricing model comprises a small, but growing, percentage of our overall revenue. In our business there are multiple situations where we use "per minute" pricing - customer "overage" fees, telephony, telecommunications-partner reseller arrangements and individual pay-per-use purchased directly from our website. Overage fees come to us when a "ports" customer uses more than the subscribed number of ports in a web conference session, or when a "minimum minutes" customer uses more than the subscribed number of monthly minutes. Per minute telephone revenue comes when a customer in a web conference session elects to have WebEx set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of WebEx. The vast majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, where someone wants to use WebEx on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage based.

The various per-minute revenue sources are inherently more variable and difficult to predict than our fixed-fee subscription revenue sources. Accordingly, to the extent our fixed-fee based customers - either "concurrent user" subscription customers or "minimum minutes" subscription customers-- increasingly experience overage, our revenue and operating results will be somewhat more difficult to predict. Similarly, to the extent our customers in their web conferences purchase telephony services from WebEx, rather than purchase them independently of WebEx, our revenue and operating results will be somewhat more difficult to predict. Finally, to the extent that our telecommunications partners and certain other reseller partners from whom we receive per minute usage revenue are more successful in selling our services, and to the extent that more people purchase our services via credit card from our website, our revenue and operating results will be somewhat more difficult to predict.

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

-  market acceptance of our services;

-  the growth rate of the market for web communications services; and

- a trend toward lower average prices in the telecommunications sector generally.

Factors within our control include:

- our ability to develop, enhance and maintain our web communications network in a timely manner;

- the mix of services we offer, and our introduction of new and enhanced services;

-  our ability to attract and retain customers;

- the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

- changes in our pricing policies or the introduction of new pricing models such as our introduction in early 2003 of a minimum minutes/pay-per-use pricing model.

If any of these factors impact our business in an unplanned negative way in a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform, and our competitors' success could impact our longer-term financial performance by reducing demand for our services.


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


Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where customers take action to cancel them prior to the end of an initial or renewal term. Notice of cancellation generally requires only 30 days' written notice prior to the end of the term of the customer's contract. During the quarter ended September 30, 2003, approximately 4% of our total "port" subscriptions, including in this total "port equivalent" subscriptions, existing at the end of the quarter were cancelled by either
the customer or by us.   "Port equivalents" is a measure we use for internal
business analysis purposes and consists of "per minute" commitments converted into the approximate economically-equivalent number of port commitments. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. Or, a customer may change the number of ports or types of services that the customer purchases directly from us. The reasons why a customer would cancel use of our services have included the failure of the customer's employees to learn about and use our services, the failure of the services to meet the customer's expectations or requirements, financial difficulties experienced by the customer, or the customer's decision to use services or products offered by a competitor. We may not obtain a sufficient amount of business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.


Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

As of September 30, 2003, we had distribution agreements in place with approximately 130 distribution partners, which include both telecommunications partners and software vendors. For the quarter ended September 30, 2003, we generated less than 10% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners have been initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is fully earned at the end of the commitment period and paid. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services or if we lose existing distribution partners for whatever reason, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.


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

Our WebEx Meeting Center service accounted for more than 60% of our revenue for the quarter ended September 30, 2003. Although we have recently experienced growth in sales of our newer services, such as our Event Center (formerly OnStage), Training Center and Support Center services, these newer services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling new services, our operating results will suffer.


If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. Our plan is to have each day's peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended September 30, 2003, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50%. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results could suffer.


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

As of September 30, 2003 we had approximately $0.1 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees or related to modification of existing employee grants will fluctuate with our stock price, and, accordingly, the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense. The FASB is expected to change the way stock options will be reported by public companies, though the timing and reporting methodology associated with these changes have not been determined at this time. This change in accounting standards will require us to report stock options for employees as an expense, and our net income will be negatively impacted.


If our marketing, branding and lead-generation efforts are not successful, our business may be harmed.

We believe that continued marketing, brand recognition efforts will be critical to achieve widespread acceptance of our web communications services. Our marketing and advertising campaigns or branding efforts may not be successful or consumers may not find our marketing efforts compelling. Similarly, securing the proper inroads, or leads, into large organizations where there is the potential for significant use of our services is a key component in our effort to build widespread, or standardized, acceptance of our services. There is no assurance that we will identify, and if we identify then secure, the number of strategic sales leads necessary to help generate standardized marketplace acceptance of our services. If our marketing, branding or lead-generation efforts are not successful, our business and operating results will be harmed.


We rely on our China subsidiary, which exposes us to risks of economic instability in China and risks related to political tension between China and the United States.

Prior to February 2003, a significant portion of our development and testing activity was conducted by three companies in China which are owned by our President and Chief Technical Officer, Min Zhu, and his spouse. In February 2003, our subsidiary WebEx China purchased substantially all of the assets of these three companies and hired from these companies a substantial percentage of their employees. As of February 2003, we rely on WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer web sites. There are four WebEx China facilities, located in each of Hefei, HongZhou, Shanghai and Suzhou. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.


A significant recurrence of "SARS" in China could adversely affect our subsidiary WebEx China's operational activities.

In the first quarter of 2003, the world became aware of the existence of a highly contagious disease known as Severe Acute Respiratory Syndrome, or "SARS". According to reputable media reports, current medical knowledge about SARS is that SARS has no cure or vaccine, can significantly debilitate its victims for several days or weeks and is estimated to cause death in
approximately five to fifteen percent of cases.   The SARS outbreak, which
had its greatest impact in China, appears to have been contained for the present. If SARS significantly recurs in China, WebEx China's business operations could suffer and our business could be harmed.


We could incur unexpected costs resulting from claims relating to use of our services.

Many of the business interactions supported by our services are critical to our customers' businesses. Although it is not standard practice for us to do so, in a small number of situations we do make warranties in our customer agreements as to service "uptime", or the percentage of time that our network will be operational and available for customer use. Accordingly, any failure by us to fulfill such warranty obligation, or more generally any failure in a customer's business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs.


Our customers and end-users may use our services to share confidential and sensitive information, and if our system security is breached, our reputation could be harmed and we may lose customers.

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.


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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our personnel outside of China increased from 607 employees at September 30, 2002 to 739 at September 30, 2003. Our WebEx China headcount has increased from 346 employees at March 31, 2003 to 452 employees at September 30, 2003. We expect continued increases in our personnel during the remainder of 2003. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are in the process of updating some of our information technology infrastructure to meet increased requirements for capacity and flexibility resulting from the growth of our business. In the event these updated systems do not meet our requirements or are not deployed in a timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.


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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. During the 12 months ended September 30, 2003, we hired approximately 379 new employees worldwide, including approximately 111 who have been hired by WebEx China since February 2003. We expect to continue to increase our personnel in the fourth quarter of 2003. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in the first nine months of 2003 made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interrruption or malfunction of our internal business processing systems could harm our business

Our business, with its over 8,000 customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. Any material interruption or malfunction of one or more such systems could cause delays or errors in transaction processing, could negatively affect customer relationships and could accordingly harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have nine issued patents, including five assigned to us by Presenter, Inc. in connection with our June 2003 acquisition of certain assets of Presenter. Our non-Presenter patents are in the areas of peer-to-peer connections to facilitate conferencing, document annotation, and optimizing data transfer, and our Presenter-acquired patents are in the areas of animation, extracting photographic images from video, and graphical user interface for extracting video presentations. We currently have 34 patent applications pending in the United States including nine patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

-  our pending patent applications may not result in the issuance of patents;
and

- effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do business.


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

- effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be unavailable or limited in foreign countries;

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

We may acquire or invest in complementary businesses, technologies or services. For example, in June 2003 we acquired certain assets of Presenter, Inc., a transaction which has not had a material impact on our financial statements. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all.
Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. In the case of the Presenter asset acquisition transaction, we hired most of the Presenter employees and are offering certain Presenter services as add-ons to our current WebEx service offerings. However, those sales may not prove financially significant, and if we pursue alternative product-integration strategies with regard to the acquired Presenter assets and technologies we may not experience significant financial success. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our Presenter asset acquisition, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.


We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM/Lotus (SameTime), Macromedia (Breeze), Microsoft (NetMeeting/OfficeLiveMeeting), Oracle (i-meeting) and Latitude Communications, Inc., which on November 12, 2003 announced that it had signed a definitive agreement to be acquired by Cisco Systems, Inc. In April 2003, Microsoft announced that it had completed an acquisition of Placeware, a competitor of WebEx. Microsoft is currently offering the Placeware service under the name Microsoft Office Live Meeting. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. Our market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.


Microsoft may become a formidable competitor in the web communications market.

In April 2003, Microsoft announced that it had completed its acquisition of our competitor Placeware. Microsoft is currently offering the Placeware-delivered web conferencing service under the name Microsoft Office Live Meeting. In a September 15, 2003 press release, Microsoft announced that Office Live Meeting would be a part of the new Microsoft Office System, which includes a new version of the current Microsoft Office suite of software products which according to the same press release was to be launched during October 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater technical and marketing resources to the web communications market than it has in the past. For example, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could integrate Office Live Meeting within the Microsoft Office software products, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system or browser market to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, our revenues and business could be significantly negatively affected. While we believe that our current market leadership in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network and offering web communications as a service, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft's competitive activity in the web communications market could have a significantly harmful effect on our business.


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

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. One such pending law, that will go into effect in California in 2004, is an "anti-spam" law, which will impose severe financial penalties on businesses that attempt to market their goods or services in California by means of unsolicited e-mail, or spam. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.


Current and future economic and political conditions may adversely affect our business.

Economic growth in the United States and throughout most of the world continues to be slow, though there are signs that at least in the U.S. economic growth may be increasing at a modestly higher rate than in the recent past. Nevertheless, it is still uncertain when economic conditions will improve on a sustained basis. In addition, the residual effects of war in Iraq, uncertainty about Iraq's political future and continuing tensions throughout the Middle East remain a risk to the domestic economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorists attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors continue to languish in an economic downturn more pronounced than that of the broader U.S. and world economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.


We may experience power blackouts and higher electricity prices as a result of PG&E business practices or circumstances, or electrical system failures whether accidentally or intentionally caused, which could disrupt our operations and increase our expenses.

California has experienced, and could in the future experience, energy price increases, energy shortages, and blackouts. The major Northern California public utility that supplies electric power to our northern California corporate and data center headquarters is Pacific Gas & Electric Company ("PG&E"). PG&E continues to operate under the protection of Chapter 11 of the federal Bankruptcy Act. The resolution of this bankruptcy proceeding may affect the future pricing policies of PG&E, including under what circumstances and to what extent PG&E will be able to impose energy price increases. In addition, as was made evident by the well-publicized August 2003 blackout which simultaneously affected several eastern U.S. states for a period exceeding 24 hours, a similarly widespread, long-lasting power outage could occur in northern California. As with the eastern U.S. power supply, an important source of electrical power to northern California consists of a multi-state "grid" situated in the western United States. An accidental interruption of, or criminal disruption to, a key supply or distribution component of the power grid could cause a significant power outage in northern California. If power outages or energy price increases occur in the future in northern California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.


Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management's attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between July 1, 2003 and September 30, 2003, our stock price has traded as high as $22.05 on September 23, 2003, and as low as $13.90 on July 1, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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


PART II - OTHER INFORMATION


Item 5.  Other Information.

Stockholder Proposals for 2004 Annual Meeting. To be considered for inclusion in the Company's proxy statement and form of proxy for its 2004 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 9, 2003.

A stockholder proposal not included in the Company's proxy statement for the 2004 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company's 2004 Annual Meeting of Stockholders, which is scheduled to be held on May 19, 2004, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 31, 2004 but not prior to March 6, 2004.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit
Number      Description
--------  ---------------------------
3.1*      Amended and Restated Certificate of Incorporation
3.2**     Amended and Restated Bylaws
4.1*      Form of Common Stock Certificate
10.1      Registrant's 2000 Stock Incentive Plan (as amended on October 24,
           2003)
31.1      Certification of the Chief Executive Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
31.2      Certification of the Chief Financial Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
---------------------------

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

(b)  Reports on Form 8-K:

On July 17, 2003 the Company filed a current report on Form 8-K furnishing under Item 12 the Company's financial results for its second fiscal quarter ended June 30, 2003.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WEBEX COMMUNICATIONS, INC.

Date November 13, 2003                      By:/s/ MICHAEL T. EVERETT
                                            -------------------------
                                            Michael T. Everett
                                            Chief Financial Officer
                                            (Duly Authorized Officer,
                                            Principal Financial
                                            and Principal Accounting
                                            Officer)




Exhibit
Number      Description
--------  ---------------------------
3.1*      Amended and Restated Certificate of Incorporation
3.2**     Amended and Restated Bylaws
4.1*      Form of Common Stock Certificate
10.1      Registrant's 2000 Stock Incentive Plan (as amended on October 24,
           2003)
31.1      Certification of the Chief Executive Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
31.2      Certification of the Chief Financial Officer Pursuant to Rule 13a-
           14(a)/15d-14(a)
32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
---------------------------

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