Form 10-K
period 2003-12-31
WEBEX COMMUNICATIONS INC
filed 2004-03-12
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________

(Mark One)
         ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the Year Ended December 31, 2003
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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2003 (the last business day of the registrant’s most recently-completed second fiscal quarter and based upon the closing sale price on the Nasdaq National Market on such date) was approximately $384,911,624. Shares of Common Stock held by each executive officer and director, and shares held by other individuals and entities and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, there were 43,334,902 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

WEBEX COMMUNICATIONS, INC.

FORM 10-K
For the Year Ended December 31, 2003

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web conferencing services, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all references to “WebEx,” “we,” “us,” “our” or the “Company” mean WebEx Communications, Inc.

Our trademarks include ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. We also refer to trademarks of other corporations and organizations in this document.

PART I

Item 1. Business

Overview

We develop and market services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones. Because our services enable users to share voice, data and video with others in remote locations, we believe we can enhance the quality and variety of real-time communications compared to traditional telephone communications. Our services enable users to engage in media-rich, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient because, in order to achieve the same type of communication and interactivity meeting participants would be required to travel to the locations of the other participants.

We commenced operations under the name Silver Computing, Inc. in February 1995. We changed our name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, we reincorporated in Delaware under the name WebEx Communications, Inc. We released interactive communications software built on our technology in early 1998, and our business at that time was focused on licensing software to end-users. We began offering WebEx Meeting Center, our first real-time, interactive, multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. With WebEx Meeting Center, our business focus became, instead of licensing software to end-users, providing customers and distribution partners access to our hosted services under subscription and other service arrangements.

Since February 1999, our activities have been focused on continuing to enhance and market our web communications services, on developing and deploying new services, on expanding our sales and marketing organizations, and on expanding our global WebEx MediaTone Network. We currently offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center and WebEx Event Center (an enhanced version of the service formerly known as WebEx OnStage), WebEx Enterprise Edition, WebEx SMARTtech, and WebEx Presentation Studio .

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. Revenue from subscription services consists primarily of monthly fixed fees, which are based upon either a fixed number of concurrent ports or a fixed usage-based minimum commitment fee, and initial set-up fees. Typically, our fixed-fee contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for the same period unless terminated by either party. In addition, we obtain revenue from certain “per minute”, or usage-based, pricing arrangements consisting of the following: usage in excess of the usage commitment or the concurrent ports maximum, telephony, certain distribution partner arrangements and individual pay-per-use purchased directly from our website.

Our Services and Technology Architecture

We have designed and developed our technology architecture to satisfy the interactive communications requirements of a broad range of customers. We provide a number of web communications services, which are delivered through the WebEx MediaTone Network.

WebEx Communication Services . Our web communications services provide a broad range of features that build on the real-time functionality and capabilities of the WebEx MediaTone Network.

•     WebEx Meeting Center.     WebEx Meeting Center is a service designed to enable the sharing of documents and applications on the Web and to allow business professionals to communicate more effectively and economically through interactive online meetings. WebEx Meeting Center is a service that can be easily provisioned with low start-up costs and without the need for the involvement of information technology professionals. Our basic service, WebEx Meeting Center Standard, allows users to give presentations, demonstrate software, view and annotate any document electronically, and includes integrated teleconferencing. An upgraded version of Meeting Center Standard, Meeting Center Pro, includes the full range of Meeting Center Standard functionality and some additional features such as record and playback, integrated video, the ability to edit any document collaboratively and the ability to share applications or a user’s entire desktop.

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

•     WebEx Event Center.     Formerly known as WebEx OnStage, WebEx Event Center offers business managers and executives a professionally managed web conferencing service for communications events such as press briefings, product announcements and marketing events. WebEx Event Center combines WebEx’s interactive meeting capabilities with planning, training, logistics management and real-time support services to provide a comprehensive service that reduces the customer effort involved in hosting a web seminar. WebEx Event Center includes online confirmation, notification, and instruction, customized attendee registration, high-resolution text and graphics, the ability to demonstrate a broad range of applications in real-time, audience feedback collection via polling, white board interaction, guided web browsing, live chat, recording and archiving of seminars for on-demand playback, and end user reports.

•     WebEx Training Center.     WebEx Training Center is a web communications service that is designed for training and e-learning applications. With Training Center, users can coordinate training schedules from announcement to enrollment to follow-up, deliver live instruction from a variety of sources directly to learners’ desktops, and give presentations that include audio, video and interactive multimedia. Training Center allows users to administer comprehensive tests, organize multiple simultaneous breakout sessions, and record, edit, play back and archive entire sessions for future use.

•     WebEx Enterprise Edition.     WebEx Enterprise Edition is a service that integrates four of WebEx’s currently available web communications services—WebEx Meeting Center, WebEx Training Center, WebEx Support Center and WebEx Event Center—to create a single source for a customer’s enterprise communications. WebEx Enterprise Edition features include allowing users to create a personalized “MyWebEx” meeting room with a unique URL that becomes a default meeting address for all Web meetings. WebEx Enterprise Edition enables users to start meetings with a single click of the tool bar icon, allows users to access or share information securely in a Web meeting where the content or application resides in an unattended remote computer, and enables users to integrate MyWebEx with the Microsoft Outlook application.

•     WebEx SMARTtech .      The WebEx SMARTtech service enables customers to centrally manage and administer their company-wide computer networks through the use of a secure, Web-based remote access network provided by the SMARTtech service. SMARTtech is designed to allow a computer-support organization within a company to install upgrades, perform maintenance, troubleshoot problems, and engage in proactive support on hundreds or even thousands of computers without the need of the individual computer user to be present at the machine. SMARTtech’s Web-based, remotely-administered and centralized computer support capabilities offer companies increased efficiency in managing their computer networks without the need to invest in expensive software and hardware upgrades and without compromising network security .

•     WebEx Presentation Studio.      WebEx Presentation Studio is a service that gives customers the ability to create and deliver multimedia content for convenient, on-demand access via the Web. With Presentation Studio, users can create presentations that include, and integrate as desired, audio content, video content and digital presentation software content such as presentations created with PowerPoint software. For example, Presentation Studio enables organizations to create and distribute sales presentations to sales personnel, capture and track sales leads from marketing and promotional presentations and deliver e-learning and training presentations to employees. Presentations created with Presentation Studio can be viewed over the Web or can be downloaded to a laptop or a personal digital assistant .

WebEx MediaTone Network . The WebEx MediaTone Network is a private, global-switched, redundant network that is designed to deliver scalable, secure, real-time communications services to our customers by capturing screen data from a meeting presenter’s computer, translating that information into a proprietary format, and routing that information through WebEx switching clusters to the meeting session participants. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver advanced communications capabilities regardless of location, platform, operating system, device, browser and wired/wireless status. The WebEx MediaTone Network includes:

–     a globally distributed network made up of dispersed communications switches, switching centers and dedicated network links designed to reduce latency issues and service interruptions even when participants are located in different countries;

–     WebEx proprietary switches in data centers located across the U.S., Europe and Asia, in our own facilities and at third-party co-location facilities;

–      high capacity Internet connections for high-speed connectivity and redundancy;

–     network operations centers where we manage and monitor the WebEx MediaTone Network 24 hours a day, seven days a week;

–     the ability to add capacity at any facility and otherwise manage heavy network traffic during peak usage periods, enabling each WebEx switching cluster to scale to meet changes in user demand;

–     online content that is transmitted, or “switched”, in realtime through the network rather than persistently;

–     encryption of online content with Secure Socket Layer (SSL) technology to provide security;

–     diagnostic software for troubleshooting and rapid problem resolution;

–     the ability to create a personalized, continuous web meeting room, like a personal telephone number or an office extension;

–     the ability to simultaneously share multiple documents and presentations at the same time and the ability to flip back and forth between them;

–     the ability to support high-speed sharing of rich media content within Microsoft PowerPoint presentations, such as the sharing of embedded flash files, the sharing of streaming content such as Microsoft’s Media Player, and the sharing of previously-recorded WebEx meetings, in each instance with the ability to start, pause, stop, reverse and fast-forward the content;

–      the ability to support video conferencing with just a browser and simple web cameras; and

–     the ability to access or share information securely in a WebEx meeting even where the content or applications reside in an unattended remote computer.

Customers and Distribution Partners
We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and through a revenue sharing, discounted or pay-per-use basis through our distribution partners. Our customers purchase and use our services themselves while our distribution partners integrate and resell our services with their offerings. Some of our distribution partners are also end-user customers.

As of December 31, 2003 and 2002, we had subscription agreements with over 8,850 and 7,200 direct customers, respectively. In 2003, we derived approximately 89% of our revenue from direct sales to customers. Typically, our direct sales contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for the same period unless terminated by either party. As of December 31, 2003, we had agreements in place with approximately 134 distribution partners, including portals, software and service vendors and communications service providers. In 2003 we generated approximately 11% of our revenue from these relationships. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers typically resell our services in conjunction with their teleconferencing services. Our distribution agreements typically have terms of one to three years and are automatically renewed for additional one-year terms unless either party terminates the agreement with 30 days prior written notice. In most of these agreements, the distribution partner purchases subscription or pay per use services from us and resells such services to end user customers. Under these agreements, the amount of revenue we receive depends on the level of commitment and volume of business generated under the agreement.

Under our distribution agreements, either we or the distribution partner bills the end user customers. When we bill the end user, a percentage of the proceeds generated from the distribution partner’s sale of our services is paid to the distribution partner and the remainder is retained by us. When the distribution partner bills the end user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end user.

In 2003, sales of our Meeting Center service, whether directly to our customers or indirectly through our distribution partners, accounted for approximately 60% of our revenue. In 2002 and 2001, respectively, sales of our Meeting Center service accounted for 65% and 75% of our revenue. This reduction in Meeting Center sales as a percentage of our total revenue may continue as we introduce new service offerings and increase revenue in other existing services.

Third Party Software and Hardware

We license software and purchase hardware, such as database, operating system, and web server software, font technology and servers, routers, and audio-conference bridges. We believe that use of third party vendors enables us to integrate current and emerging technologies into our proprietary service offerings. We purchase, or license, these third party technologies from companies including BEA Systems (application servers), Bitstream (font technology), Oracle (database technology), Rackable (servers), Sun Microsystems (servers), Veritas (file management), and Voyant (audio-conference bridges). While the loss of one or more of these vendors may result in the need to identify, secure and integrate alternative technologies, we believe we can obtain, from other sources and on comparable business terms, third party software or hardware functionally comparable to that provided by these third party vendors.

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

As of December 31, 2003, we had 558 employees engaged in research and development activities. Our research and development expenditures were approximately $24.8 million, $22.8 million and $16.3 million in 2003, 2002 and 2001, respectively. We expect to continue to devote significant resources to research and development for the foreseeable future.

A significant amount of our development and testing activity is conducted by our subsidiary in China (“WebEx China”). Prior to February 2003, our development and testing activity was conducted by three companies in China, which are owned by our President and Chief Technical Officer, Mr. Min Zhu, and his spouse. In February 2003, WebEx China acquired substantially all of the assets of these three companies for a cash purchase price of $0.2 million and hired approximately 325 of their employees. The valuation of the assets was determined by an independent appraisal and the purchase was approved by our Board of Directors. Prior to the completion of this asset purchase, we had contracts with these companies under which they performed development projects, assigned ownership of the work performed to us, and invoiced us for services rendered based on a monthly fee per employee working on WebEx projects. As of December 31, 2003, of the 481 employees in our WebEx China operations 443 employees were engaged in research and development activities. We rely on WebEx China for a significant portion of our quality assurance, software development and other activities .

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

As of December 31, 2003, we had 398 employees engaged in sales and marketing activities. Our sales and marketing expenditures were approximately $74.2 million, $58.0 million and $47.2 million in 2003, 2002 and 2001, respectively. We expect to continue to devote significant resources to sales and marketing for the foreseeable future.

Our marketing programs include customer needs assessment and market analysis, service and platform marketing, brand awareness, advertising, public relations, lead generation, and educating organizations in our target markets. In December 2002, we entered into an agreement with a celebrity spokesperson whom we have featured and whom we continue to feature in our print, electronic and digital media advertising campaigns

We derive sales revenues from both North American-based and non-North American-based customers. In 2003, 2002 and 2001, the percentage of revenues from North American-based customers was 95%, 96%, and 97%, respectively. In 2003, 2002 and 2001, the percentage of revenues from our non-North American-based customers was 5%, 4%, and 3%, respectively.

Competition

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM, Oracle, Macromedia, and Microsoft. In January 2004, Cisco Systems, Inc. acquired Latitude Communications, a competitor of WebEx. Other companies could choose to extend their products and services to include web communications services in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we have. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Some of these competitors, such as Microsoft, have dominant positions in other technology markets and may seek to leverage those positions to expand their presence in the web communications services market, which may make it more difficult for other vendors, such as WebEx, to compete. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitors may introduce products or services that have better capabilities or performance, lower prices, or broader distribution or market acceptance which could cause us to lose customers, lose revenue and earnings, lose market share or require us to increase expenses or reduce the price of our services, any of which could harm our business and operating results.

We believe that the principal competitive factors in our market include:
–    service functionality, quality and performance;
–    ease of use, reliability, scalability and security of services;
–     customer service and support;
–    establishing a significant base of customers and distribution partners;
–     ability to introduce new services to the market in a timely manner;
–    ability to integrate with third-party offerings and services; and
–     pricing.

Although we believe our services compete favorably with respect to many of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources such as IBM, Microsoft and Cisco.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have ten issued patents in the areas of peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, and graphical user interface for extracting video presentations, and we currently have 33 patent applications pending in the United States. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we have received or may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We require our employees, to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business distribution partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. We may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where case facts and other conditions warrant, consider settlement options. For example, in March 2003, we received a letter from a company alleging that we infringed several of that company’s patents. We reviewed the company’s allegations and other relevant patents and publications and responded by providing arguments and materials supporting our position that we do not infringe the cited patents and that the patents are invalid.

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

Employees

As of December 31, 2003, we had 1,241 full-time employees, including 558 in research and development, 398 in sales and marketing, 200 in set-up, support and training, and 85 in general and administrative. As of December 31, 2003, 530 of our employees are based overseas, including 481 in China as part of our WebEx China subsidiary. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

    Available Information

Our website is located at http://www.webex.com. We make available, free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. In addition, we have an investor relations web page located on our website which includes additional information including webcasts of earnings announcements, stock information, press releases and other information of interest to current and prospective investors. Information on our website is not part of this report.

Item 2.    Properties

We currently lease approximately 126,000 square feet in three buildings in San Jose, California, which are used for sales, engineering, support, network operations, and general corporate functions, including our corporate headquarters. The lease terms for two of these buildings expire in September 2004, and for the third building in February 2008. Of the 126,000 square feet, 19,300 square feet have been sub-leased under a non-cancelable sub-lease that expires in July 2004. During 2003, we resolved, through a settlement agreement modifying the lease agreement between us and the sublessee, the sublessee’s delinquency as to a portion of the payments owing under the sublease. We also have leased facilities in Atlanta, Georgia; Denver, Colorado; Raleigh, North Carolina; Chicago, Illinois; Phoenix, Arizona; Sacramento, California; Amsterdam, the Netherlands; Bracknell, England; Melbourne, Australia; and Tokyo, Japan, which are used for sales-related activities and, in some cases, to house equipment used in the operation of our MediaTone network. We also lease facilities located in the Chinese cities of Hefei, HongZhou, Shanghai and Suzhou, in which we conduct quality assurance, software development and other activities. The lease terms of all of these leases range from June 2004 to February 2008. While we believe that these offices are adequate to meet our current requirements, it may be necessary for us to lease additional facilities over the next 12 months.

In February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. The purchase price was approximately $16.1 million. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. For the foreseeable future, we intend to use this building primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network.

We anticipate that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $9.2 million in fiscal 2003, $8.2 million in fiscal 2002 and $11.5 million in fiscal 2001.

Item 3.    Legal Proceedings

The Company is not a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant
Our executive officers and their ages as of March 1, 2004, are:
Name	Age	Position

Subrah S. Iyar	46	Chief Executive Officer
Min Zhu	55	President and Chief Technical Officer
Michael Everett	54	Chief Financial Officer
David Farrington	47	Vice President, General Counsel and Secretary
Shawn Farshchi	47	Chief Information Officer and VP, Technical Operations
Stanford Au	43	Vice President, Applications Services
Walt Weisner	48	Vice President, Customer Care

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

Michael Everett has served as Chief Financial Officer of WebEx since May 2003. From June 2001 to February 2003, Mr. Everett served as Chief Financial Officer of Bivio Networks, a privately-held provider of secure Internet Protocol (“IP”) service platforms. From November 2000 to April 2001, Mr. Everett served as Senior Vice President and Chief Financial Officer of VMWare, Inc., a privately-held infrastructure software company that is now a subsidiary of EMC Corporation. From March 1997 to November 2000, Mr. Everett served as Chief Financial Officer of Netro Corporation, a publicly-traded broadband wireless access equipment provider later acquired by SR Telecom. Mr. Everett also spent approximately ten years in various executive capacities at Raychem Corporation from 1987 through 1996, where he served as General Counsel/Secretary (1987-1988), Senior Vice President and Chief Financial Officer (1988-1993) and Senior Vice President, Asia (1993-1996). Mr. Everett holds a B.A. from Dartmouth College and a J.D. from the University of Pennsylvania Law School .

David Farrington has served as Vice President, General Counsel and Secretary of WebEx since March 2000. From April 1998 to March 2000, Mr. Farrington was a partner at the law firm of Skjerven Morrill MacPherson LLP in San Jose, California. From October 1989 to January 1998, Mr. Farrington worked at Apple Computer, where he held a number of senior positions, including senior director of Apple’s corporate development group, associate general counsel in charge of legal support for Apple’s worldwide sales and marketing organization, and director of Apple’s technology law group. Mr. Farrington holds a B.A. in Sociology from the University of California, Santa Cruz and a J.D. from Hastings College of the Law in San Francisco.

Shawn Farshchi has served as Vice President, Technical Operations and Chief Information Officer of WebEx since January 2003. From July 2002 to December 2002, Mr. Farshchi was employed by Oracle Corporation, an enterprise software company, as Regional Vice President, Oracle Managed Services. From March 2001 to July 2002, Mr. Farshchi served as Vice President, Engineering and Chief Information Officer of BroadVision Inc., a provider of self-service web applications. From March 1995 to March 2001, Mr. Farshchi held the following positions at DHL Express, an air transport company now a division of DHL: Manager, Infrastructure Engineering (March 1995 to March 1996); Director, Infrastructure Engineering (March 1996 to February 1997); Vice President, Infrastructure and Operations (February 1997 to February 2000); and Chief Information Officer (February 2000 to March 2001). Mr. Farshchi holds a B.S.E.E. from San Francisco State University and both an M.S. (Telecommunications) and an M.B.A. from Golden Gate University .

Stanford Au has served as Vice President, Application Services of WebEx since October 2003. From January 2002 to July 2003, Mr. Au served as Senior Vice President, Engineering, of Virage, Inc., a provider of video and rich media communication software. From March 2000 to September 2001, Mr. Au was employed as a vice president of AOL, Inc., a provider of interactive digital content and services, where he served as general manager of AOL’s Internet billing presentation and payment business. From January 1998 to March 2000, Mr. Au served as Vice President, Application Server Engineering, of Netscape Communications, a provider of Internet software which was later acquired by AOL. Mr. Au holds a B.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

    Walt Weisner has served as Vice President, Customer Care of WebEx since July 2003, and prior to that as Senior Director of Customer Care from April 2002 until July 2003. From September 1999 until March 2002, Mr. Weisner served as Senior Vice President of Customer Operations for Internet Connect, a broadband service provider. From March 1997 until September 1999, Mr. Weisner served as Director of Customer Support for Nextel Communications, a wireless communications service provider. Mr. Weisner holds a B.B.A. from Cleveland State University .

No executive officer of WebEx is employed for any specific term or duration of office .

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “WEBX” since July 28, 2000. Before July 28, 2000, there was no public market for our common stock. The following table sets forth for the periods indicated the highest and lowest sale price of our common stock during each quarter:

Fiscal Year 2003	High	Low

First Quarter	$17.09	$10.00
Second Quarter	$15.06	$8.18
Third Quarter	$22.05	$13.90
Fourth Quarter	$25.32	$17.34

Fiscal Year 2002	High	Low

First Quarter	$28.26	$11.42
Second Quarter	$18.99	$12.30
Third Quarter	$15.02	$11.11
Fourth Quarter	$20.68	$8.91

Holders of Record

As of February 27, 2004, there were approximately 110 holders of record (not including beneficial holders of stock held in street name) of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6.    Selected Financial Data

The following selected financial information has been derived from audited consolidated financial statements including the periods contained in Item 8. The information set forth below is not necessarily indicative of results of future operations and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

	Years ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$189,341	$139,861	$81,186	$25,389	$2,607
Cost of revenue	31,798	25,064	21,527	10,081	688

Gross profit	157,543	114,797	59,659	15,308	1,919
Operating expenses:
Sales and marketing	74,249	58,026	47,207	50,807	9,319
Research and development	24,769	22,788	16,284	12,168	3,361
General and administrative	13,575	14,447	10,301	6,553	1,732
Equity-based compensation*	1,849	2,966	13,688	28,039	2,005

Total operating expenses	114,442	98,227	87,480	97,567	16,417

Operating income (loss)	43,101	16,570	(27,821)	(82,259)	(14,498)
Interest and other income, net	1,074	339	189	1,833	127

Income (loss) before income taxes	44,175	16,909	(27,632)	(80,426)	(14,371)
Income tax expense (benefit)	(15,627)	514	—	—	—

Net income (loss)	$59,802	$16,395	$(27,632)	$(80,426)	$(14,371)

Net income (loss) per share:
Basic	$1.44	$0.41	$(0.76)	$(3.81)	$(1.34)
Diluted	$1.37	$0.39	$(0.76)	$(3.81)	$(1.34)

Shares used to compute net income (loss) per share:
Basic	41,554	39,687	36,418	21,111	10,700
Diluted	43,619	42,353	36,418	21,111	10,700
*Equity-based compensation:
Sales and marketing	$699	$1,133	$6,602	$9,916	$720
Research and development	245	528	2,871	6,404	113
General and administrative	905	1,305	4,215	11,719	1,172

	$1,849	$2,966	$13,688	$28,039	$2,005

	December 31,

	2003	2002	2001	2000	1999

(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$134,635	$68,952	$42,146	$28,214	$13,621
Working capital	137,575	64,907	32,117	19,374	10,588
Total assets	201,496	114,324	90,296	68,543	21,649
Long-term obligations	—	—	572	1,269	—
Deferred equity-based compensation	(74)	(1,092)	(5,724)	(17,181)	(2,078)
Accumulated deficit	(48,923)	(108,725)	(125,120)	(97,488)	(17,062)
Stockholders’ equity	165,894	88,120	58,827	45,506	14,799

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web conferencing services, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Business, Principal Products, Locations. We offer several real-time, interactive, multimedia web communications services. These services allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones. Because our services enable users to share voice, data and video with others in remote locations, we believe we can enhance the quality and variety of real-time communications compared to traditional telephone communications. Our services enable users to engage in media-rich, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient because, in order to achieve the same type of communication and interactivity, meeting participants would be required to travel to the locations of the other participants.

Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our global WebEx MediaTone Network. We offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center and WebEx Event Center (an enhanced version of the service formerly known as WebEx OnStage), WebEx Enterprise Edition, WebEx SMARTtech, and WebEx Presentation Studio .

Our corporate and technical operations headquarters is located in San Jose, California. In addition, we have eight non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, Australia, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites. In December 2003, we announced that we had signed an agreement to acquire CyberBazaar, a private company located in Bangalore, India. As of the date of this Report, this transaction has not yet closed. We anticipate that this transaction will close during the first fiscal quarter of 2004, and if and when such closing occurs we will have a subsidiary in India .

    Revenue and Cash-Generation Models. We sell our services directly to customers, which both in the fourth quarter of 2003 and for the full year 2003 accounted for approximately 89% of our revenue, or $48.0 million and $168.5 million, respectively, and also indirectly through our distribution partners, which both in the fourth quarter of 2003 and for the full year 2003 accounted for approximately 11% of our revenue, or $5.9 million and $20.8 million, respectively. We enter into distribution relationships so that we can increase total revenue by acquiring customers through distribution partners that we could not acquire through our direct sales efforts. We contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner.

Historically, revenue has been generated based on a monthly, fixed-fee subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that a set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which would enable the customer to have set number of minutes to utilize our services. We refer to the revenue associated with these monthly, fixed-fee subscription arrangements, measured as of the end of any month, as committed revenue .

In addition, there are several situations in which customers are charged per minute or usage-based pricing. These include: customer overage fees for port customers, usage of minutes in excess of the minimum commitment, telephony, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions. Per minute fees are assessed when a customer on a minutes pricing model uses more than their monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of us. A majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage based. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue . Uncommitted revenue is increasing as a percentage of our total revenue.

Market Opportunities, Related Challenges and Our Responses. We believe the market for web conferencing services to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology, or IT, spending and employee travel. In light of increased IT budget constraints reportedly faced by many companies, we believe a cost-saving decision is to hire an external web conferencing vendor to meet a company’s web conferencing needs, rather than undertaking the capital and personnel spending necessary to construct and maintain an internal company web conferencing network. Additionally, companies may perceive that web conferencing usage can reduce costs to the extent that web conferencing displaces the need for individuals within companies to travel in order to conduct business, conduct training or participate in large-attendee events.

Another trend favoring the projected growth of the web conferencing market is the relative infancy of the web conferencing market. As with other technologies, there is a certain rate of adoption associated with web conferencing. There are early adopters—a relatively small percentage of potential users who first discover and make use of a new technology. If the product is useful, a second wave of users arises which is often many times larger than the early adopters. This larger number of users materializes because employers start to understand the utility of the technology and encourage or require employee usage of the technology. Eventually, if the utility of the technology is compelling enough, the technology becomes a staple of most workplaces and the technology is deemed mainstream. The greatest growth in the market occurs during this migration from second wave to mainstream usage. One such example of this adoption pattern is usage of the desktop computer during the 1980s. Another example is usage of word processing software associated with the desktop computer during the 1990s. In each instance, time required to migrate from the early adoption phase to the mainstream phase exceeded ten years.

With some technologies, the adoption pattern described above does not materialize fully. If a technology has experienced early-adopter or second wave usage but then proves not as useful as first believed or touted, or if an alternative technology emerges, that technology may never progress to mainstream use. We believe that, at present, web conferencing appears to be in either a very late early adopter or an early second wave phase. Usage of the technology has penetrated many worldwide corporations, but with many of these customers, this penetration is in only one or a few divisions or departments of the corporation and thus the percentage of employee users is still fairly low. So, there may remain ahead for web conferencing the critical transition period from second wave to mainstream adoption, where we believe the annual rate of growth of usage would exceed previous rates of growth. However, there can be no assurance that web conferencing will progress to mainstream use, and in fact usage of web conferencing could regress.

There exist a number of challenges to the projected market growth scenario for web conferencing. One is a concern, actual or perceived, about security. As the universe of corporate activities that can be conducted in a web conference expands, more and more of these activities will embrace sensitive corporate financial data, plans, projects or other proprietary information. If web conferencing technologies do not have embedded within them adequate security protections so that the contents of a web conference will remain private among the participants, usage may not grow as projected. Morevoer, to the extent that there occur publicized incidents of security breaches associated with usage of a web conferencing technology, no matter who the vendor, the security-related concerns of would-be users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

Another challenge to broad adoption of web conferencing services is general acceptance of this mode of communication as a normal part of business activity. Individuals may not feel comfortable using the technology, or they may prefer traditional means of communicating such as the telephone or face-to-face meetings. Broad adoption of web conferencing will require users to incorporate the use of this technology as part of their normal business activity.

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM, Oracle, Macromedia, and Microsoft. In addition, in January 2004 Cisco Systems, Inc. acquired Latitude Communications, a competitor of WebEx.

In April 2003, Microsoft acquired our competitor Placeware. Microsoft is currently offering the Placeware-delivered web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is a feature of the Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the web communications market. Microsoft may devote greater technical and marketing resources to the web communications market than it has in the past. For example, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser market to expand its presence in the web communications market, which may make it difficult for other vendors, like us, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, the revenues of its competitors in this market, like us, could be significantly negatively affected.

Critical Accounting Policies and Estimates

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserves, the allowance for doubtful accounts and deferred income taxes. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition.     Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, “ Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” , and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” , which became effective during 2003. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably over the current term of the contract. Variable usage-based fees are recognized as usage occurs. During the initial term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by us. We contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner.

Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until collected from the reseller and services are provided to an end-user customer or commitment fees are forfeited by the reseller at the end of the commitment period.

We recently began recognizing revenue from a reseller based in China with whom we have an agreement but who is otherwise unaffiliated with WebEx. Due to certain legal restrictions in China relating to our ability to sell directly to customers in China, we entered into the reseller arrangement. Under this arrangement, we license our communication service offerings to the reseller for resale in China, and in consideration we receive licensing royalty revenue. Royalty revenue due to us is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. Also in 2003, subsequent to recognizing some revenue from our China-based reseller, we entered into a loan agreement with this reseller. Under the terms of the agreement, WebEx will loan our reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. We believe that repayment is doubtful and therefore we have reserved the current amount outstanding on the loan of $0.3 million through a charge to sales and marketing expense. No additional revenue will be recognized from this reseller until all outstanding loan amounts are paid in full.

Sales Reserves . The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.

Allowance for Doubtful Accounts.     We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

We assess, on a quarterly basis, the adequacy of the sales reserve account balance and the allowance for doubtful accounts account balance based on historical experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts .

    The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended December 31, 2003, in thousands:

	Quarter Ended

	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31,, 2002	September 30, 2002	June 30, 2002	March 31, 2002

Balance at beginning of quarter	$7,351	$7,934	$7,286	$7,332	$6,911	$6,910	$6,845	$6,825

Sales reserve
Balance at beginning of quarter	4,618	4,866	3,710	3,948	4,461	5,338	4,883	5,082

Deducted from revenue	1,919	2,657	3,585	1,679	1,092	867	2,784	2,867
Amounts written off	(1,966)	(2,905)	(2,429)	(1,917)	(1,605)	(1,744)	(2,329)	(3,066)

Change	(47)	(248)	1,156	(238)	(513)	(877)	455	(199)

Balance at end of quarter	4,571	4,618	4,866	3,710	3,948	4,461	5,338	4,883

Allowance for doubtful accounts
Balance at beginning of quarter	2,733	3,068	3,576	3,384	2,450	1,572	1,962	1,743

Charged (credited) to bad debt expense	(268)	364	122	632	1,392	1,801	1,500	1,400
Amounts written off	(199)	(699)	(630)	(440)	(458)	(923)	(1,890)	(1,181)

Change	(467)	(335)	(508)	192	934	878	(390)	219

Balance at end of quarter	2,266	2,733	3,068	3,576	3,384	2,450	1,572	1,962

Balance at end of quarter .	$6,837	$7,351	$7,934	$7,286	$7,332	$6,911	$6,910	$6,845

Gross accounts receivable	$28,251	$27,651	$27,336	$26,396	$26,797	$24,648	$26,129	$25,673

Reserve as a percentage of accounts receivable	24.2%	26.6%	29.0%	27.6%	27.4%	28.0%	26.4%	26.7%

Deferred Income Taxes. We determine deferred tax assets and liabilities at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgements of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded. In the fourth quarter of 2003, as a result of our assessment of projected future income, we released $21.4 million of valuation allowance against deferred tax assets.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statement of operations data as a percentage of revenue.
	Years ended December 31,

	2003	2002	2001

Net revenue	100%	100%	100%
Cost of revenue	17	18	27

Gross profit	83	82	73
Operating expenses:
Sales and marketing	39	41	58
Research and development	13	16	20
General and administrative	7	11	13
Equity-based compensation	1	2	16

Total operating expenses	60	70	107

Operating income (loss)	23	12	(34)
Interest and other income, net	1	0	0

Income (loss) before income taxes	24	12	(34)
Income tax expense (benefit)	(8)	0	0

Net income/(loss)	32%	12%	(34)%

Net revenue .     Net revenue increased from $81.2 million in 2001 to $139.9 million in 2002 and to $189.3 million in 2003, representing an increase of 72% from 2001 to 2002 and an increase of 35% from 2002 to 2003. These increases were primarily due to growth in our subscribing customer base and the increased adoption by existing customers. By the end of 2003, the number of customers in our subscribing base had grown by more than 22% from the end of 2002.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as our monthly run rate, or what we sometimes call MRR. We define our monthly run rate as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes and ports that are contractually committed to us, as of the end of the month, and (ii) uncommitted revenue, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues, for the month. Our monthly subscription contracts at the end of December 2003 were approximately $13.4 million and our uncommitted revenue in December 2003 was $4.2 million, and thus our monthly run rate exiting December 2003 was $17.6 million. Certain one time charges, such as set up fees, are not captured in MRR.

Another metric we use to analyze customer losses and to help forecast future revenues is average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts during the quarter, or one-third (1/3) of the total contract dollar amount of ports subscriptions and minimum minutes subscriptions that have expired or otherwise terminated during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter. As can be understood from the definition of lost subscription MRR, we calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended December 31, 2003 was 1.8%. The following table shows our MRR, and lost subscription MRR, for the five quarters ended December 31, 2003in millions:

	Quarter Ended

	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Uncommitted usage in last month of quarter	$4.2	$4.2	$3.8	$3.0	$2.3
Contracted subscriptions at the end of the quarter	13.4	12.7	12.3	11.6	11.1
Total MRR	$17.6	$16.9	$16.1	$14.6	$13.4

% of subscription MRR lost	1.8%	2.1%	2.1%	2.1%	2.5%

Cost of revenue .     Our cost of revenue consists of costs related to user set-up, network and data center operations, technical support and training activities including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased from $21.5 million in 2001 to $25.1 million in 2002 and to $31.8 million in 2003. As a percent of revenue, cost of revenue decreased from 27% in 2001 to 18% in 2002 and to 17% in 2003. These increases in absolute dollars in cost of revenue were primarily due to increases in the cost for delivering existing and new services to more customers, additional technical staff to support our growing installed base of customers and new services, and expanding and improving our worldwide network. In February 2004, we purchased land and a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space for $16.1 million. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004 we intend to move and expand our primary switching center facility to this building to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and marketing.     Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased from $47.2 million in 2001 to $58.0 million in 2002 and to $74.2 million in 2003. These increases were primarily due to increased sales spending to expand our sales force and in marketing spending for advertising focused on building brand awareness and generating sales leads. In 2003 we entered into a loan agreement with an unaffiliated reseller of our services in China. Under the terms of the agreement, WebEx will loan our reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. We believe that repayment is doubtful and therefore we have reserved the current amount outstanding on the loan of $0.3 million through a charge to sales and marketing expense. Revenue is recognized on a cash received basis from the reseller. No revenue will be recognized from this reseller until all outstanding loan amounts have been paid in full.

Research and development .     Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting engineering services. Research and development expense increased from $16.3 million in 2001 to $22.8 million in 2002 and to $24.8 million in 2003. The increase in research and development expense from 2001 to 2002 was primarily due to personnel related expenses resulting from increases in staffing and incremental payments to three companies in China providing engineering services to us on a contract basis. Included in research and development expense are $2.9 million and $3.3 million, in 2001 and 2002, respectively, for the cost of engineering services provided by these companies in China. Our subsidiary WebEx China acquired substantially all of the assets of, and hired a substantial majority of the then-employees of, these companies in February 2003. The increase in research and development expense from 2002 to 2003 was primarily due to personnel related expenses resulting from increases in research and development personnel including increases in WebEx China.

General and administrative.     Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting, and bad debt expense. General and administrative expense increased from $10.3 million in 2001 to $14.4 million in 2002 and decreased to $13.6 million in 2003. The increases from 2001 to 2002 were primarily due to higher professional fees, bad debt expense, personnel and payroll related expenses. Bad debt expense increased from $3.4 million in 2001 to $6.1 million in 2002. This increase in bad debt expense was primarily related to the increased size of our installed customer base, which was used to calculate potential future credit losses based on historical losses. The decrease in general and administrative expense from 2002 to 2003 was primarily due to the decrease of bad debt expense. Bad debt expense decreased from $6.1 million in 2002 to $0.9 million in 2003 as a result of lower credit losses compared to historical periods. Losses written off to the allowance for bad debt in 2003 were $2.0 million compared to $4.5 million in 2002. We expect general and administrative expense to increase due to increased personnel and professional expenses to address the new regulations including new regulations imposed by the Sarbanes Oxley Act of 2002. We expect bad debt expense to increase as a result of the increased size of our installed customer base.

Equity-based compensation.     Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased from $13.7 million in 2001 to $3.0 million in 2002 and to $1.8 million in 2003. The decreases from year to year were primarily due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations of our stock price on the recognition of expense on options granted to non-employees, offset by additional compensation expenses due to the modification of fixed awards in connection with terminated employees. Equity-based compensation expense related to the unvested portion of non-employee options will be impacted by future changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net.     Interest and other income, net is comprised of interest income and expense and certain other expenses. Interest and other income, net increased from $0.2 million in 2001 to $0.3 million in 2002 and to $1.1 million in 2003. The increase from 2001 to 2002 was primarily due to lower impairment charges on an investmentand increased interest income as a result of higher cash and short term investments offset by lower market interest rates. In 2001 and 2002, other expenses included impairment write-downs of $0.8 million and $0.2 million, respectively, of a $1.0 million investment in a distribution partner, Tonbu, Inc. The impairment charges on our investment in Tonbu resulted from a determination that an other-than-temporary decline in its value had occurred after the evaluation of several factors, including recent capital raising activities undertaken by Tonbu. The increase from 2002 to 2003 was primarily due to higher interest earned as a result of increased cash invested, offset by lower market interest rates. In 2003, other expenses included a loss from currency exchange of $0.3 million as a result of non-functional currency transactions of our subsidiaries.

Income taxes .     Because we incurred net operating losses in 2001, we paid no federal, state and foreign income taxes in that period, nor did we recognize any tax benefits for the related tax operating loss carryforwards. During 2002, we realized pre-tax earnings and we had net operating loss carryforwards available to offset taxable income in the U.S. We recorded a provision for income tax of $0.5 million during 2002 related to foreign and state taxes. In 2003, we continued to experience profitability and therefore had evidence to support the recognition of deferred tax assets. Accordingly, in 2003 we recorded a provision for income tax of $5.8 million related to foreign and state income taxes which was offset by the release of a valuation allowance in the amount of $21.4 million based on projected future income. The recognized net deferred tax assets of $21.4 million are shown in the accompanying consolidated balance sheets.

As of December 31, 2003, we had approximately $31.0 million and $41.5 million of net operating loss carryforwards for federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in various years from 2018 to 2022 and the state net operating loss carryforwards expire beginning in 2006, though it is uncertain whether that expiration date will be adjusted or otherwise affected by the current California moratorium on the use of state net operating loss carryforwards. We had approximately $0.6 million of net operating loss carryforwards for foreign income tax purposes. The foreign net operating losses can be carried forward indefinitely.

Net income (loss).     As a result of the foregoing, we reported net income of $59.8 million in 2003 and $16.4 million in 2002 and net loss of $27.6 million in 2001.

Liquidity and Capital Resources

In 2001, we sold 2,000,000 shares of common stock in a private placement, which resulted in net proceeds to us of $20.5 million. The sale of our equity securities funded our research and development and sales and marketing expenses to build our current service offerings and establish our current customer base.

We have generated net positive cash flow from operations since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations as well as fund future expansion.

As of December 31, 2003, cash, cash equivalents and short-term investments were $134.6 million, an increase of $65.6 million compared with cash and cash equivalents of $69.0 million as of December 31, 2002. As of December 31, 2003 and 2002, we had no debt.

Net cash provided by (used in) operating activities was $60.7 million in 2003, $31.9 million in 2002 and ($7.7) million in 2001. Cash provided by operating activities in 2003 and 2002 was the result of net income adjusted for non-cash components offset by increases in accounts receivable. Net cash used in 2001 resulted primarily from net losses adjusted for non-cash components and increases in accounts receivable offset by increases in accrued liabilities and deferred revenue.

Net cash used in investing activities was ($37.2) million in 2003, ($43.6) million in 2002 and ($9.0) million in 2001. Net cash used by investing activities related primarily to the purchase of short-term investments and capital expenditures for equipment, hardware and software used in our MediaTone network offset by the full repayment of a loan to our Chief Executive Officer in 2001 and 2002. In 2003, 2002 and 2001, cash spent on property, plant and equipment was $9.2 million, $8.2 million and $11.5 million, respectively.

Net cash provided by financing activities was $14.9 million in 2003, $2.2 million in 2002 and $30.6 million in 2001. Cash provided by financing activities was primarily due to the private placement of common stock and bank borrowings in 2001, and the exercise of stock options and employee purchases of common stock in 2002 and 2003. Cash provided by financing activities was partially offset by the repayment of debt in 2002.

We have a revolving credit line with a bank that provides available borrowings of up to $2.5 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on July 15, 2004. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of December 31, 2003, we had no outstanding borrowings under the credit line.

As of December 31, 2003, our outstanding purchase commitments, including those for usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $11.8 million. We expect the majority of these purchase commitments to be settled in cash within the next 12 months with the longest commitment expiring in

August 2007. We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases are approximately $14.5 million.

In the first quarter of 2004, we purchased land and a building for approximately $16.1 million. Additional cash will be required to move and expand our existing switching center to the new facility during 2004. In December 2003, we announced that we had signed an agreement to acquire CyberBazaar of Bangalore India. We anticipate that this transaction will close during the first fiscal quarter of 2004, and if and when such closing occurs we will pay the existing owners approximately $2.6 million of the purchase price. An additional compensation payment based on performance of as much as $1.4 million may be paid one year from the closing.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in each quarter of 2003. We anticipate that we will continue to generate positive cash flow from operations in 2004 and that existing cash reserves will therefore be sufficient to meet our capital and operating requirements during this period. If revenue in 2004 is less than anticipated, we may take steps to reduce our discretionary expenses, such as marketing, reduce planned capital expenditures or limit the growth of personnel. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing would be available at all or, if available, would be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Long Term Contracts

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating lease obligations	$14,492	$5,038	$9,006	$448
Purchase obligations	11,815	10,596	1,219	-
Other long term liabilities reflected on the registrant's balance sheet under GAAP	-	-	-	-

Total	$26,307	$15,634	$10,225	$448

Recent Accounting Pronouncements

See Note 1(t) of the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

Although we realized net earnings for each of the eight prior fiscal quarters including the four in 2003, there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future years or quarters.

We realized net earnings in each of the eight fiscal quarters in 2002 and 2003. However, we may experience net losses in future years or quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share of the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of December 31, 2003, we had an accumulated deficit of approximately $48.9 million.

    Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

Because of the emerging nature of the market for web communications services, and because of the uncertain impact of competitors, our quarterly revenue and operating results may fluctuate from quarter to quarter and may vary from publicly-announced quarterly or annual financial guidance. In addition, because we have two different pricing models and the less predictable of the two is beginning to represent a greater percentage of our revenue, our revenue and operating results will be more difficult to predict.

From a revenue standpoint, our dominant pricing model has been a monthly, fixed-fee subscription model. A customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that same number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment which would provide the customer with a set number of minutes to utilize our services.

In addition, there are several situations in which customers are charged per minute, or usage-based pricing. These include: customer overage fees for port customers, usage of minutes in excess of the minimum commitment, telephony, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions. Per minute fees are assessed when a customer on a minutes pricing model uses more than their monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have WebEx set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of WebEx. The vast majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use WebEx services on a one-time basis by visiting our website and purchases the service by paying online by credit card, the pricing is per-minute or usage based.

Historically, the majority of our revenue has been fixed fee, but an increasing percentage of our revenue is derived from usage-based pricing models. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the percent of our revenue derived from the various per minute or usage based sources increases, our overall revenue numbers becomes more difficult to predict. Since fixed fee revenue is what we refer to as committed revenue, and the usage-based revenue is what we call uncommitted revenue, another way to describe this increasing unpredictability is that our uncommitted revenues are growing faster than our committed revenues.

A number of other factors could also cause fluctuations in our operating results.

Factors outside our control include:

–     our distribution partners’ degree of success in distributing our services to end-users;

–     the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

–     changes in offerings or pricing policies of our competitors and our distributors;

–     market acceptance of our services;

–     the growth rate of the market for web communications services; and

–     a trend toward lower average per minute prices in the telecommunications sector generally.

Factors within our control include:

–     our ability to develop, enhance and maintain our web communications network in a timely manner;

–     the mix of services we offer, and our introduction of new and enhanced services;

–     our ability to attract and retain customers;

 –     the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

–     changes in our pricing policies or the introduction of new pricing models such as our introduction in early 2003 of a per minute, or usage-based subscription pricing model.

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

Our sales cycle makes it difficult to predict our quarterly revenues.

We sometimes have a long sales cycle because of the need to educate potential customers regarding the benefits of web communications services. Our sales cycle varies depending on the size and type of customer contemplating a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their organization and may evaluate competing products and services prior to deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which use of our services may begin. This difficulty, in turn, affects our ability to predict future quarterly revenues.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where customers take action to cancel them prior to the end of an initial or renewal term. Notice lost subscription MRR, or an internal measurement tool we use to evaluate -subscription-based revenues we have lost, for December 2003 was 1.8%. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. Or a customer may change the number of ports or types of services that the customer purchases directly from us such that the overall revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of December 31, 2003, we had distribution agreements in place with approximately 134 distribution partners, which include both telecommunications partners and software vendors. For the year ended December 31, 2003, we generated approximately 11% of our revenue from our distribution partners, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners are per minute or usage-based payments. The minority of payments are fixed fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. Also, with regard to the potentially economically significant telecommunications-provider distribution channel for web conferencing services, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications provider distribution channel, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.

Our total revenue may suffer if we are unable to successfully manage our distribution relationships to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can increase total revenue by acquiring customers through distribution partners that we could not acquire through our direct sales efforts. Under our agreements with our distribution partners, either WebEx or the distribution partner bills the end-user customers. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner and the remainder is retained by WebEx. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In either case, WebEx does not benefit as much financially, for the same volume of WebEx service sold, than it would if the sale were made by WebEx directly, without the contribution of the distribution partner, due to the revenue sharing arrangement or purchase discount given to the distribution partner. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Although we make efforts to minimize conflict in our sales channel between our direct sales force and our distribution partners, our distribution partners may inadvertently compete with our direct sales force for new customers of our services. Additionally, to the extent our existing customers discontinue direct agreements with WebEx in order to purchase our services from distribution partners, our revenue may decrease.

We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service accounted for approximately 60% of our revenue for the year ended December 31, 2003. Although we have recently experienced growth in sales of our newer services, such as our Event Center (formerly OnStage), Training Center and Support Center services, these newer services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling new services, our operating results will suffer.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have each day’s peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the year ended December 31, 2003, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50%. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results could suffer.

If our marketing, branding and lead-generation efforts are not successful, our business may be harmed.

    We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our web communications services. Our marketing and advertising campaigns or branding efforts may not be successful given the expense required. For example, certain sales promotion initiatives, such as free trial use, may dampen short-term sales even as such initiatives attempt to cultivate participants’ desire to purchase and use our services, in that a customer who might have otherwise purchased our services will instead receive free use for the trial period of time. In addition, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. Also, our ability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our services and where any future marketplace standardization of our service might emerge, could have a material effect on our business. There is no assurance that we will identify, and if we identify then secure, the number of strategic sales leads necessary to help generate standardized marketplace acceptance of our services, or to maintain rate of revenue growth we have experienced in the past. If our marketing, branding or lead-generation efforts are not successful, our business and operating results will be harmed.

We rely on our China subsidiary, which exposes us to risks of economic instability in China and risks related to political tension between China and the United States.

Prior to February 2003, a significant portion of our development and testing activity was conducted by three companies in China which are owned by our President and Chief Technical Officer, Min Zhu, and his spouse. In February 2003, our subsidiary WebEx China purchased substantially all of the assets of these three companies and hired from these companies a substantial percentage of their employees. Since February 2003 we have relied, and for the foreseeable future we plan to continue to rely, on WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer web sites. WebEx has four facilities in China, located in each of Hefei, HongZhou, Shanghai and Suzhou. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

A significant recurrence of “SARS” in China, or the spread of “Avian Flu” within China, could adversely affect our subsidiary WebEx China’s operational activities .

In the first quarter of 2003, the world became aware of the existence of a highly contagious disease known as Severe Acute Respiratory Syndrome, or “SARS”. According to reputable media reports, current medical knowledge about SARS is that SARS has no cure or vaccine, can significantly debilitate its victims for several days or weeks and is estimated to cause death in approximately five to fifteen percent of cases. The SARS outbreak, which had its greatest impact in China, appears to have been contained for the present. In addition to SARS, there has been a mild outbreak of “avian” or “bird” flu, a reportedly fatal disease in a minority of contracted cases, in China and neighboring countries. If SARS significantly recurs in China, or if avian flu spreads significantly within China, WebEx China’s business operations could suffer and our business could be harmed.

We could incur unexpected costs resulting from claims relating to use of our services.

Many of the business interactions supported by our services are critical to our customers’ businesses. Although it is not standard practice for us to do so, in some situations we do make warranties in our customer agreements as to service uptime, or the percentage of time that our network will be operational and available for customer use. Accordingly, any failure by us to fulfill such warranty obligation, or more generally any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs.

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

Complex software, such as the software underlying our services, often contains undetected errors. We may be forced to delay commercial release of our services until problems are corrected and, in some cases, may need to implement enhancements to correct errors that we do not detect until after deployment of our services. If we do detect an error in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

–     damage to our reputation;

–     damage to our efforts to build brand awareness;

–     loss of or delay in revenue;

–     delays in or loss of market acceptance of our services; and

–     unexpected expenses and diversion of resources to remedy errors.

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license database, operating system and server software, and font-rendering technology. These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 639 at December 31, 2002 to 1,241 at December 31, 2003. Excluding personnel located in China, personnel increased from 639 at December 31, 2002 to 760 at December 31, 2003. Our WebEx China personnel headcount has increased from 346 employees at March 31, 2003 to 481 employees at December 31, 2003. We expect continued increases in our personnel during 2004. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are in the process of updating some of our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these updated systems do not meet our requirements or are not deployed in a timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

If we lose the services of Subrah S. Iyar, our Chief Executive Officer, or Min Zhu, our President and Chief Technical Officer, our business may be harmed.

Our success will depend on our senior executives. In particular, the loss of the services of our Chief Executive Officer and co-founder, Subrah S. Iyar, or our President, Chief Technical Officer and co-founder, Min Zhu, would harm our business. We do not have long-term employment agreements with or life insurance policies on any of our senior executives.

If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. During the 12 months ended December 31, 2003, we hired approximately 490 new employees worldwide, including approximately 135 who have been hired by WebEx China since February 2003. We expect to continue to increase our personnel in 2004. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. In particular, we have had difficulty hiring a sufficient number of qualified technical, development and support personnel. Although economic conditions in 2003 made hiring of personnel easier, we do not know what future labor market conditions will be. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruption or malfunction of our internal business processing systems, including a new system we plan to install during 2004, could disrupt the services we provide our customers and could harm our business .

Our business, with its over 8,850 customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. We are planning to install, during the second quarter of 2004, a comprehensive new business processing system to capture, and record for billing and financial statement generation purposes, customer usage of our various services. Any material interruption or malfunction of one or more such systems, including bugs, start-up problems or other malfunctions relating to the new system, could cause delays or errors in transaction processing, could negatively affect customer relationships, and could harm our business .

Interruptions in either our internal or outsourced computer and communications systems, including any relating to our transitioning our network switching infrastructure to a new building we have recently purchased, could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. We anticipate installing an updated version of our server management system during 2004, which system monitors and reports on the status of our various servers through which our real time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would suffer. In addition, business interruption insurance may not adequately compensate us for losses that may occur. Finally, in February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building which we intend to use primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network. Any malfunction or service interruption we suffer in transitioning our network switching operations to the new building could disrupt our communications services, could harm our relationships with our customers and distribution partners, and could harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have ten issued patents, including six we have acquired from Presenter, Inc. in connection with our June 2003 acquisition of certain assets of Presenter. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, and graphical user interface for extracting video presentations. We currently have 33 patent applications pending in the United States including eight patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

–     any patents acquired by or issued to us may not be broad enough to protect us;

–    any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

–    current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents;

–    our pending patent applications may not result in the issuance of patents; and

–    effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-
    related assets, may not be available in every country in which we do business.

We also rely upon trademarks, copyrights and trade secrets to protect our technology, which may not be sufficient to protect our intellectual property.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. Federal trademark applications acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

–     third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

–     laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;

–     effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be unavailable or limited in foreign countries;

–     other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

–     policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. In addition, we may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where case facts and other conditions warrant, consider settlement options. For example, in March 2003, we received a letter from a company alleging that we infringed several of that company’s patents. We reviewed the company’s allegations and other relevant patents and publications and responded by providing arguments and materials supporting our position that we do not infringe the cited patents and that the patents are invalid. We have had subsequent communications with the other company regarding this matter. This or other intellectual property claims that may be asserted against us in the future could result in litigation. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses, fail to complement our existing revenue models or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. For example, in June 2003 we acquired certain assets of Presenter, Inc., a transaction which has not had a material impact on our financial statements, and in December 2003 we announced that we had signed a definitive agreement to acquire CyberBazaar in a transaction expected to close during the first quarter of 2004. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. In the case of the Presenter asset acquisition transaction, we hired most of the Presenter employees and are offering certain Presenter services as add-ons to our current WebEx service offerings. However, those sales may not prove financially significant, and if we pursue alternative product-integration strategies with regard to the acquired Presenter assets and technologies we may not experience significant financial success. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our Presenter asset acquisition, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM, Oracle, Macromedia, and Microsoft. In addition, in January 2004, Cisco Systems, Inc. acquired Latitude Communications, a competitor of WebEx. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors maybe able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. For example, we offer voice-over-Internet protocol (VOIP) to customers seeking that option for the audio portion of their web conferencing service purchase, which puts us in competition with increasing numbers of low cost providers of VOIP products and services of ever-increasing quality. One or more of these competitors may offer a sufficiently low-cost, feature-attractive, audio-centric VOIP offering that, though not a web conferencing offering, might divert business away from us, or one or more of these competitors might themselves leverage their experience in the VOIP segment of web communications to develop and market a web-conferencing product or service of their own. Finally, our revenues and market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.

Microsoft may become a formidable competitor in the web communications market.

In April 2003, Microsoft announced that it had completed its acquisition of our competitor Placeware. Microsoft is currently offering the Placeware-delivered web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is a feature of the new Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater technical and marketing resources to the web communications market than it has in the past. For example, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser market to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, our revenues and business could be significantly negatively affected. While we believe that our current market leadership in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network and offering web communications as a service, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft’s competitive activity in the web communications market could have a significantly harmful effect on our business.

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

The market for web communications services is relatively new and rapidly evolving. Market demand for communications services over the Web is uncertain. If the market for web communications services does not grow, our business and operating results will be harmed. Factors that might influence market acceptance of our services include the following, all of which are beyond our control:

–     willingness of businesses and end-users to use web communications services for websites;

–     the growth of the Web and commercial on-line services;

–     the willingness of our distribution partners to integrate web communications services for websites in their service offerings; and

–     the ongoing level of security and reliability for conducting business over the Web.

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

Economic growth in the United States and throughout most of the world continues to be slow, though there are signs that at least in the U.S., economic growth may be increasing at a modestly higher rate than in the recent past. Nevertheless, it is still uncertain when economic conditions will improve on a sustained basis. In addition, the residual effects of war in Iraq, uncertainty about Iraq’s political future and continuing tensions throughout the Middle East remain a risk to the domestic economy and may impact the supply and price of petroleum products, which may in turn negatively impact the world economy. Moreover, the prospect of future terrorists attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the technology and telecommunications sectors continue to languish in an economic downturn more pronounced than that of the broader U.S. and world economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

We may experience power blackouts and higher electricity prices as a result of PG&E business practices or circumstances, or electrical system failures whether accidentally or intentionally caused, which could disrupt our operations and increase our expenses.

California has experienced, and could in the future experience, energy price increases, energy shortages, and blackouts. The major Northern California public utility that supplies electric power to our northern California corporate and data center headquarters is Pacific Gas & Electric Company (“PG&E”). PG&E continues to operate under the protection of Chapter 11 of the federal Bankruptcy Act. The resolution of this bankruptcy proceeding may affect the future pricing policies of PG&E, including under what circumstances and to what extent PG&E will be able to impose energy price increases. In addition, as was made evident by the well-publicized August 2003 blackout which simultaneously affected several eastern U.S. states for a period exceeding 24 hours, a similarly widespread, long-lasting power outage could occur in northern California. As with the eastern U.S. power supply, an important source of electrical power to northern California consists of a multi-state grid situated in the western United States. An accidental interruption of, or criminal disruption to, a key supply or distribution component of the power grid could cause a significant power outage in northern California. If power outages or energy price increases occur in the future in northern California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

The existence of equity-based compensation, along with possible future regulatory action or standard setting requiring the reporting of employee stock options as an expense item, will negatively impact earnings.

As of December 31, 2003, we had approximately $0.1 million in deferred equity-based compensation. This expense will generally be amortized over a two-year period and will result in a decrease in earnings or an increase in losses. We expect the amount of equity-based compensation expense to decrease over time as a result of the vesting of options granted prior to our initial public offering. However, the amount of future equity-based compensation expense related to the unvested portion of option grants to non-employees or related to modification of existing employee grants will fluctuate with our stock price, and, accordingly, the amount of future equity-based compensation expense is difficult to predict. In 1999 and 2000, we granted stock options at exercise prices significantly lower than the deemed fair value, which has contributed to our equity-based compensation expense. The FASB is expected to change the way stock options will be reported by public companies, and, although the timing and reporting methodology associated with these changes have not been determined at this time, it is anticipated that the new FASB rules will be effective by January 1, 2005. This change in accounting standards may require us to report stock options for employees as an expense, and our net income may be negatively impacted.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2003 and February 27, 2004, our stock price has traded as high as $27.31 on February 13, 2004, and as low as $8.18 on April 7, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

–     variations in our actual or anticipated operating results;

–     sales of substantial amounts of our stock;

–     announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

–     litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

–     conditions in the Internet industry;

–     governmental regulation and legislation; and

–     changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP
Mountain View, California
January 28, 2004, except as to
     Note 10, which is as of February 18, 2004

WEBEX COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$70,996	$32,597
Short-term investments	63,639	36,355
Accounts receivable, net of allowances of $6,837 and $7,332 at December 31, 2003 and 2002, respectively	21,414	19,465
Prepaid expenses and other current assets	2,505	2,694
Deferred tax assets	14,623	—

Total current assets	173,177	91,111
Property and equipment, net	19,275	21,563
Deferred tax assets	6,809	—
Other non-current assets	2,235	1,650

Total assets	$201,496	$114,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,648	$5,923
Accrued liabilities	18,953	10,543
Income tax payable	2,353	515
Current portion of capital lease obligation	—	489
Deferred revenue	9,648	8,734

Total liabilities	35,602	26,204

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 42,771,601 and 41,021,899 shares issued and outstanding at December 31, 2003 and 2002, respectively	43	41
Additional paid-in capital	213,275	197,160
Note receivable from stockholder	—	(45)
Deferred equity-based compensation	(74)	(1,092)
Accumulated other comprehensive income	1,573	781
Accumulated deficit	(48,923)	(108,725)

Total stockholders’ equity	165,894	88,120

Total liabilities and stockholders’ equity	$201,496	$114,324

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Years ended December 31,

	2003	2002	2001

Net revenue	$189,341	$139,861	$81,186
Cost of revenue	31,798	25,064	21,527

Gross profit	157,543	114,797	59,659
Operating expenses:
Sales and marketing	74,249	58,026	47,207
Research and development	24,769	22,788	16,284
General and administrative	13,575	14,447	10,301
Equity-based compensation*	1,849	2,966	13,688

Total operating expenses	114,442	98,227	87,480

Operating income (loss)	43,101	16,570	(27,821)
Interest and other income, net	1,074	339	189

Income (loss) before income taxes	44,175	16,909	(27,632)
Income tax expense (benefit)	(15,627)	514	—

Net income (loss)	$59,802	$16,395	$(27,632)

Net income (loss) per share:
Basic	$1.44	$0.41	$(0.76)
Diluted	$1.37	$0.39	$(0.76)
Shares used to compute net income (loss) per share:
Basic	41,554	39,687	36,418
Diluted	43,619	42,353	36,418
* Equity-based compensation:
Sales and marketing	$699	$1,133	$6,602
Research and development	245	528	2,871
General and administrative	905	1,305	4,215

	$1,849	$2,966	$13,688

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) Years ended December 31, 2003, 2002 and 2001
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Note Receivable from Stock-	Deferred Equity- Based Compen-	Compre- hensive Income	Accumulated Other Comprehensive	Accum- ulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	holder	sation	(Loss)	Income (Loss)	Deficit	Equity
Balances at December 31, 2000	—	$—	36,817,162	$37	$160,191	$(45)	$(17,181)		$(8)	$(97,488)	$45,506
Net loss	—	—	—	—	—	—	—	$(27,632)	—	(27,632)	(27,632)
Foreign currency translation adjustment	—	—	—	—	—	—	—	35	35	—	35
Comprehensive loss								$(27,597)
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	364,944	—	3,704	—	—		—	—	3,704
Repurchase of common shares	—	—	(208,199)	—	(133)	—	—		—	—	(133))
Issuance of common stock upon exercise of series D warrants	—	—	207,131	—	—	—	—		—	—	—
Forfeitures of stock options	—	—	—	—	(1,137)	—	1,137		—	—	—
Amortization of equity-based compensation related to series D warrants	—	—	—	—	—	—	1,028		—	—	1,028
Issuance of common stock in connection with the exercise of stock options	—	—	817,394	1	3,148	—	—		—	—	3,149
Issuance of common stock in connection with the private placement	—	—	2,000,000	2	20,508	—	—		—	—	20,510
Amortization of equity-based compensation to employees	—	—	—	—	1,005	—	9,292		—	—	10,297
Equity-based compensation to non-employees	—	—	—	—	2,363	—	—		—	—	2,363

Balances at December 31, 2001	—	$—	39,998,432	$40	$189,649	$(45)	$(5,724)		$27	$(125,120)	$58,827

Net income	—	—	—	—	—	—	—	$16,395	—	16,395	16,395
Foreign currency translation adjustment	—	—	—	—	—	—	—	549	549	—	549
Unrealized gain on investments	—	—	—	—	—	—	—	205	205	—	205

Comprehensive income								$17,149

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	420,707	—	4,501	—	—		—	—	4,501
Repurchase of common shares	—	—	(172,641)	—	(204)	—	—		—	—	(204)
Forfeitures of stock options	—	—	—	—	(3,047)	—	3,047		—	—	—
Issuance of common stock in connection with the exercise of stock options	—	—	775,401	1	4,880	—	—		—	—	4,881
Amortization of equity-based compensation to employees	—	—	—	—	1,075	—	1,585		—	—	2,660
Equity-based compensation to non-employees	—	—	—	—	306	—	—		—	—	306

Balances at December 31, 2002	—	$—	41,021,899	$41	$197,160	$(45)	$(1,092)		$781	$(108,725)	$88,120

Net income	—	—	—	—	—	—	—	$59,802	—	59,802	59,802
Foreign currency translation adjustment	—	—	—	—	—	—	—	935	935	—	935
Unrealized gain on investments, net of reclassifications for realized gains	—	—	—	—	—	—	—	(143)	(143)	—	(143)

Comprehensive income								$60,594

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	536,019	1	4,688	—	—		—	—	4,689
Repurchase of common shares	—	—	(26,717)	—	(25)	—	—		—	—	(25)
Forfeitures of stock options	—	—	—	—	(364)	—	364		—	—	—
Issuance of common stock in connection with the exercise of stock options	—	—	1,240,400	1	10,621	—	—		—	—	10,622
Repayment of note	—	—	—	—	—	45	—		—	—	45
Amortization of equity-based compensation to employees	—	—	—	—	413	—	654		—	—	1,067
Equity-based compensation to non-employees	—	—	—	—	782	—	—		—	—	782

Balances at December 31, 2003	—	$—	42,771,601	$43	$213,275	$—	$(74)		$1,573	$(48,923)	$165,894

WEBEX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$59,802	$16,395	$(27,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts and sales reserve	10,690	13,703	12,784
Depreciation and amortization	11,947	12,639	9,116
Deferred income tax benefit	(21,432)	—	—
Impairment of investment	—	250	750
Equity-based compensation	1,849	2,966	13,688
Changes in operating assets and liabilities:
Accounts receivable	(12,639)	(15,230)	(21,126)
Prepaid expenses and other current assets	230	(864)	1,502
Other non-current assets	(92)	(116)	113
Accounts payable	(1,275)	(1,277)	(896)
Accrued liabilities	8,103	1,892	2,600
Income tax payable	1,838	515	—
Deferred revenue	914	598	1,403
Other	792	387	35

Net cash provided by (used in) operating activities	60,727	31,858	(7,663)

Cash flows from investing activities:
Repayment of loan by related party	—	1,100	2,500
Payments of security deposits	4	(255)	—
Net short-term investments activity	(27,283)	(36,195)	—
Asset acquisition	(686)	—	—
Purchases of property and equipment	(9,249)	(8,241)	(11,546)

Net cash used in investing activities	(37,214)	(43,591)	(9,046)

Cash flows from financing activities:
Net proceeds from issuances of common stock	15,400	9,381	27,363
Repurchase of restricted common stock	(25)	(204)	(133)
Principal payments of capital lease obligations	(489)	(1,493)	(2,089)
Borrowings of short-term debt	—	10,500	22,000
Repayments of short-term debt	—	(16,000)	(16,500)

Net cash provided by financing activities	14,886	2,184	30,641

Increase (decrease) in cash and cash equivalents	38,399	(9,549)	13,932
Cash and cash equivalents at beginning of the year	32,597	42,146	28,214

Cash and cash equivalents at end of the year	$70,996	$32,597	$42,146

Supplemental disclosures of noncash investing and financing activities:
Increase (decrease) in deferred equity-based compensation	$(364)	$(3,047)	$(1,137)

Unrealized gain on investments	$(143)	$205	$—

Acquisition of property and equipment under capital leases	$—	$—	$1,914

Cash paid for:
Interest	$12	$80	$251

Taxes	$4,113	$198	$2

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

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

(c)     Foreign Currency Translation

In general, the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss)” in the accompanying consolidated financial statements. The effects of foreign currency transactions are included in “Other income, net” in the determination of net income (loss).

(d)     Revenue Recognition

Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, “ Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” , and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” , which became effective during 2003. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably over the current term of the contract. Variable usage-based fees are recognized as usage occurs. During the initial term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. WebEx contracts directly with the distribution partner and revenue is recognized based on amounts charged to the distribution partner.

During 2000, the Company entered into a distribution agreement with a partner whereby it received $1,000 in equity securities of the distribution partner in consideration for services to be provided over the term of the agreement. The Company accounted for this agreement in accordance with the provisions of EITF Issue No. 00-8, “ Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services .” During 2002 and 2001, the Company recognized $520 and $480 of revenues related to the equity consideration, respectively.

WebEx recently began recognizing revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. No revenue will be recognized from this reseller until all outstanding loan amounts have been paid in full.

Persuasive evidence for each arrangement is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus, revenue from guaranteed minimum commitments is deferred until collected from the reseller and services are provided to an end-user customer or commitment fees are forfeited by the reseller at the end of the commitment period.

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

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)
The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001:

	Year ended

	December 31, 2003	December 31, 2002	December 31, 2001

Balance at beginning of year	$7,332	$6,825	$2,142

Sales reserve
Balance at beginning of year	3,948	5,082	1,212

Deducted from revenue	9,840	7,610	9,338
Amounts written off	(9,217)	(8,744)	(5,468)

Change	623	(1,134)	3,870

Balance at end of year	4,571	3,948	5,082

Allowance for doubtful accounts
Balance at beginning of year	3,384	1,743	930

Charged to bad debt expense	850	6,093	3,446
Amounts written off .	(1,968)	(4,452)	(2,633)

Change	(1,118)	1,641	813

Balance at end of year	2,266	3,384	1,743

Balance at end of year .	$6,837	$7,332	$6,825

WebEx assesses the adequacy of the sales reserve account balance and the allowance for doubtful accounts account balance based on historical experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

(f)     Cash Equivalents

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months at date of purchase.

(g)     Short-Term Investments

Short-term investments are classified as available-for-sale and carried at fair value with changes in fair value recorded net of tax as a component of other comprehensive income.

The following table presents the carrying amounts and unrealized gains on the Company’s short-term investments at December 31, 2003 and 2002:

	December 31
	2003			2002
	Amortized Cost	Unrealized Gain	Carrying Value	Amortized Cost	Unrealized Gain	Carrying Value

Available for sale maketable securities
Certificates of deposit	16,766	-	16,766	4,996	-	4,996
Commercial paper	40,811	62	40,873	25,154	205	25,359
Insurance company contracts	6,000	-	6,000	6,000	-	6,000

	63,577	62	63,639	36,150	205	36,355

The Company’s investments in marketable debt securities have maturities less than 12 months

(h)     Restricted Cash

Included in other non-current assets in the consolidated balance sheets at December 31, 2003 and 2002 is $500 of restricted cash pledged to support a letter of credit provided as a security deposit on one of WebEx’s leased facilities. The deposit is required for the full term of the lease, which expires in 2004.

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

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)
(k)     Intangibles

Intangible assets consist of purchased intellectual property rights, trademarks, and domain names. Amortization is calculated using the straight-line method over the estimated useful lives of these assets. The trademarks and domain names are amortized over ten years, and the purchased intellectual property rights are amortized over three years.

Intangible assets (included in other non-current assets) as of December 31, 2003 and 2002 consisted of the following:
	December 31,

	2003	2002

Intellectual property rights	$1,735	$1,500
Trademark and domain name	523	158

	2,258	1,658
Less accumulated amortization	(1,717)	(1,560)

Intangible assets, net	$541	$98

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $157, $391, and $516, respectively.

Future amortization expense of existing intangibles will be as follows:

Year ending December 31,	Amortization expense

2004	$162
2005	162
2006	112
2007	63
2008	39
2009	3

Future amortization expense	$541

(l)     Software Development Costs

Software development costs are expensed as incurred until it is determined that the technology needed to achieve performance requirements exists. To date, WebEx’s software has been available for deployment concurrent with the establishment of technological feasibility and, accordingly, costs qualifying for capitalization have been insignificant. Software applications purchased from third parties that are for internal use in delivering services are capitalized and amortized over their estimated useful lives of 3 years.

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

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

(o)     Equity-Based Compensation

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), “ Accounting for Stock Issued to Employees ” and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

The Company accounts for stock awards to non-employees in accordance with the provisions of SFAS 123, “ Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” . The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income (loss) would have been adjusted to the amounts appearing below.

	Year ended December 31,

	2003	2002	2001

Net income (loss) as reported	$59,802	$16,395	$(27,632)
Add Back: Stock-based compensation related to employees included in determination of net income (loss), net of tax	1,067	2,660	10,297
Deduct: Stock-based compensation related to employees determined under the fair-value based method, net of tax	(30,298)	(34,790)	(33,667)

Pro-forma net income (loss) as if the fair value based method had been applied to all awards	$30,571	$(15,735)	$(51,002)

Pro-forma basic net income (loss) per share as if the fair value based method had been applied to all awards	$0.74	$(0.40)	$(1.40)
Pro-forma diluted net income (loss) per share as if the fair value based method had been applied to all awards	$0.70	$(0.40)	$(1.40)

The fair value of each option granted during periods subsequent to the effective date of the Company's registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions: no dividends, expected life of 3.5 years, expected volatility of 99% in 2003 and 90% in 2002 and 2001 and risk-free interest rates in 2003, 2002 and 2001 of 2.37%, 3.32% and 4.49%, respectively. The fair value of each option granted during periods prior to July 27, 2000 was estimated on the date of the grant using the minimum value method with the following weighted average assumptions: no dividends, expected life of 3.5 years and risk free interest rate of 6.39%. The weighted-average grant date fair value of the options granted during the years ended December 31, 2003, 2002 and 2001 was $9.39, $9.51 and $12.00 per share, respectively.

The fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan in the years ended December 31, 2003, 2002 and 2001 was estimated using Black-Scholes option-pricing model using the following weighted average assumptions: no dividends, expected life of 2 years, expected volatility of 99% in 2003 and 90% in 2002 and 2001 and a risk free interest rate of 1.14%, 1.90% and 3.42%, respectively. The weighted-average fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan during the years ended December 31, 2003, 2002 and 2001 was $4.81, $8.66 and $6.01 per share, respectively.

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

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)

(q)     Net Income (Loss) Per Share

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share:

	Year ended December 31,

	2003	2002	2001

Numerator:
Net income (loss)	$59,802	$16,395	$(27,632)
Denominator:
Denominator for basic net income (loss) per common share	41,554	39,687	36,418
Effect of dilutive securities:
Restricted common shares subject to repurchase	27	688	—
Stock options	2,038	1,978	—

Denominator for diluted net income (loss) per common share	43,619	42,353	36,418

Basic net income (loss) per common share	$1.44	$0.41	$(0.76)
Diluted net income (loss) per common share	$1.37	$0.39	$(0.76)

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 because their effect would have been antidilutive:

	Year ended December 31,

	2003	2002	2001

Shares issuable under stock options	1,514	4,016	7,160
Shares of restricted stock subject to repurchase	—	—	1,247

The weighted-average exercise price of antidilutive stock options outstanding as of December 31, 2003, 2002 and 2001 was $19.30, $23.06 and $15.21, respectively. The weighted-average repurchase price of restricted common shares outstanding as of December 31, 2001 was $0.89.

(r)     Advertising Costs

Advertising costs are expensed as incurred. WebEx’s advertising and promotion expense was $13,981, $10,789, and $6,556 for the years ended December 31, 2003, 2002 and 2001 respectively.

(s)     Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)

(t)     Recent Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. SFAS 143 is effective for the Company beginning in 2003 and the adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpritation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ended December 31, 2002, expanded the disclosures required by a guarantor about its obligations under a guarantee. The adoption of FIN 45 did not impact the Company’s financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. Under SFAS 146, companies record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not impact the Company’s financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables (EITF Issue 00-21)". EITF Issue 00-21 mandates how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for the Company's third quarter of 2003. EITF 00-21 is applicable to the Company's service agreements. The adoption of EITF 00-21 did not have a material impact on the Company's revenue recognition.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of SFAS 150 had no effect on the Company's financial position, results of operations or cash flows.

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)
NOTE 2. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

PROPERTY AND EQUIPMENT

	December 31,

	2003	2002

Computer equipment and purchased software	$45,838	$36,832
Office furniture and fixtures	947	498
Leasehold improvements	8,537	8,444
Vehicles	21	21

	55,343	45,795
Less accumulated depreciation and amortization	(36,067)	(24,232)

Property and equipment, net	$19,275	$21,563

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $11,947, $12,639 and $9,116 respectively.

ACCRUED LIABILITIES

	December 31,

	2003	2002

Accrued compensation and benefits	$9,475	$4,821
Other	9,478	5,722

Total accrued liabilities	18,953	10,543

INTEREST AND OTHER INCOME, NET

	December 31,

	2003	2002	2001

Interest income	$1,849	$801	$1,006
Interest expense	(12)	(80)	(265)
Other expense, net	(763)	(382)	(552)

Interest and other income, net	$1,074	$339	$189

NOTE 3. SHORT-TERM DEBT

On March 29, 2001, WebEx entered into a loan agreement with a bank that allows WebEx to borrow up to $7,500 or 80% of eligible accounts receivable, as defined in the agreement. Under this agreement, WebEx could initially borrow up to $2,000 under a revolving credit line bearing interest at 1.5% above the prime rate maturing April 30, 2002, and up to $5,500 on term advances bearing interest at 1.75% above the prime rate maturing September 30, 2003.

Effective September 6, 2001, the agreement was amended to convert the entire $7,500 of borrowing capacity to a revolving credit line. Amounts borrowed under the revolving credit line bear interest at the prime rate plus 0.75% and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expired on June 30, 2003. The credit agreement was collateralized by all tangible and intangible assets of WebEx and was subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses excluding equity-based compensation charges, and minimum quarterly revenue. Effective July 21, 2003 the credit agreement was amended to provide available borrowings of up to $2.5 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on July 15, 2004. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of December 31, 2003, WebEx had no outstanding borrowings under the credit line.

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

NOTE 4. STOCKHOLDERS’ EQUITY

(a)     Warrants

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

(b)     Private Placement

During May and June 2001, the Company sold 2.0 million shares of common stock to private investors for cash proceeds of $20.5 million, net of offering expenses.

(c)     Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 3,420,110 shares available for grant. Incentive stock options and non-qualified stock options granted to employees under these plans generally expire after 10 years or earlier in the case of termination or death and generally vest over four years (one year cliff for 25% of the shares and 2.08% monthly thereafter). The 1998 Stock Option Plan allowed for the early exercise of unvested stock options with the restricted common stock issued subject to a repurchase right by the Company that lapses in accordance with the original vesting. As of December 31, 2003, there were a total of 27,565 restricted common shares outstanding subject to repurchase at a weighted average repurchase price per share of $1.16. As of December 31, 2003, there were a total of 1,514,182 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 2,737,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period not to exceed 24 months. As of December 31, 2003, 1,336,703 shares are available for issuance under this plan.

A summary of the options activity under the 1998 and 2000 stock option plans for the years ended December 31, 2003, 2002 and 2001, is as follows:
	2003		2002		2001

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	9,347,796	$15.70	7,160,472	$15.21	4,685,724	$9.84
Granted	3,673,432	14.31	4,145,407	15.17	4,096,538	19.03
Exercised	(1,240,400)	8.55	(775,401)	6.29	(817,394)	3.80
Canceled	(1,072,261)	15.57	(1,182,682)	17.10	(804,596)	14.94

Outstanding at end of year	10,708,567	16.06	9,347,796	15.70	7,160,472	15.21

Options vested at end of year	4,078,446	$15.65	2,700,762	$15.51	1,370,746	$12.07

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

As of December 31, 2003 the exercise prices and the weighted average remaining contractual life of outstanding options were as follows:
	Options Outstanding				Options Vested

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years	)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price

$ 0.050 to $ 0.500	136,928	5.89		$0.43	119,593	$0.46
$ 1.050 to $ 3.000	363,881	6.19		$2.25	329,272	$1.94
$ 6.000 to $ 9.91	637,967	7.33		$7.00	293,333	$8.21
$10.000 to $12.010	2,075,982	8.31		$5.44	657,425	$10.66
$12.03 to $20.140	5,267,010	8.64		$11.08	1,320,577	$15.64
$20.720 to $25.575	1,487,499	7.88		$16.72	868,511	$22.79
$26.10 to $34.063	550,300	7.59		$29.62	338,612	$29.12
$34.750 to $55.375	189,000	6.76		$43.39	151,123	$42.75

	10,708,567				4,078,446

WebEx uses the intrinsic-value method in accounting for its employee stock-based compensation plans. In 2000 and 1999, WebEx recorded deferred equity-based compensation for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. In addition, in 2003, 2002 and 2001 WebEx recognized additional equity-based compensation expense of $347, $1,092 and $1,005, respectively, for vesting modifications to existing awards primarily related to terminated employees.

NOTE 5. INCOME TAXES
Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31, 2003 and 2002:

	2003	2002

United States	$43,455	$17,104
Foreign	720	(195)

Income or loss before income tax	$44,175	$16,909

Income tax expense (benefit) attributable from operations consists of:

	2003	2002

Current
Federal	$699	$-
State and local	4,631	2
Foreign	475	512

Total current income tax expense	5,805	514

Deferred
Federal	(17,999)	-
State and local	(3,433)	-
Foreign	-	-

Total deferred income tax benefit	(21,432)	-

Total income tax expense (benefit)	$(15,627)	$514

Non-US loss before income taxes in 2001 was not material, and no income tax expense (benefit) was recorded in 2001.

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

Income tax expense (benefit) for 2003, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following:

	Year Ended December 31,

	2003	2002	2001

Expected income tax provision (benefit) at statutory rate	$15,639	$5,919	$(9,671)
State and local income taxes, net of federal benefit	3,260	2	—
Equity-based compensation related	(4,896)	—	(809)
Foreign tax differential	198	580	(5)
Alternative minimum tax	699	—	—
Net change in valuation allowance	(29,641)	(6,041)	10,485
Other	(886)	54	—

Total tax expense (benefit)	$(15,627)	$514	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	2003	2002

Deferred tax assets:
Allowances and accruals	$5,492	$3,998
Equity-based compensation	4,537	3,630
Property and equipment	936	773
Intangible assets	821	994
Equity investment	405	407
Deferred revenue	880	916
Net operating loss	13,850	26,008
Tax credit carryforwards	3,277	1,683

Gross deferred tax assets	30,198	38,409
Less valuation allowance	(8,766)	(38,407)

Total deferred tax assets	21,432	2
Deferred tax liabilities:
Unrealized gain	—	(2)

Total deferred tax liabilities	—	(2)

Net deferred tax assets	$21,432	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2003 the Company continued to experience growth in profitable operations, and therefore had evidence to support the reduction of the valuation allowance against the deferred tax assets. Accordingly, in 2003 a provision for current income tax of $5,805 related primarily to foreign and state taxes was recorded which was offset by the release of a valuation allowance of $21,432 in the fourth quarter, based on the amount of future deductible amounts more likely than not to be realized through projected future income. The recognized net deferred tax assets of $21,432 are shown in the accompanying consolidated balance sheets. The net change in the total valuation allowance for the year ended December 31, 2003 and 2002 was a decrease of $29,641 and $4,783, respectively. The net change in the valuation allowance for the year ended December 31, 2001 was an increase of $12,898.

Included in the valuation allowance against deferred tax assets as of December 31, 2003 is approximately $3,130 pertaining to net operating loss carryforwards resulting from the exercise of stock options. When and if realized, the tax benefit of these deferred assets will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

As of December 31, 2003, the Company had approximately $31,045 and $41,504 of net operating loss carryforwards for both federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in the period from 2018 to 2023, and the state net operating loss carryforwards expire beginning in 2006.

As of December 31, 2003, the Company has research credit carryforwards for federal and California income tax purposes of approximately $2,518 and $60, respectively, available to reduce future income taxes. The federal research credit carryforwards will expire beginning in 2019 and the state research credit will carryforward indefinitely.

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that there were ownership changes under Section 382 during 1998, 1999, and 2000. Consequently, a portion of the Company’s tax carryforwards will expire before they can be fully utilized. The Company, therefore, has reduced its federal and state net operating loss carryforwards by $4,511 and $3,307, respectively. California imposed a moratorium on the utilization of NOL carryforwards, which suspended the Company’s ability to utilize NOL carryforwards in California for 2002 and 2003.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Lease Obligations

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2008. Future minimum payments and purchase obligations by year and in the aggregate, as of December 31, 2003, are as follows:

	Payments due by period
Contractual Obligations	2004	2005	2006	2007	2008	Total

Operating lease obligations	$5,038	$3,681	$2,640	$2,685	$448	$14,492
Purchase obligations	$10,596	$1,050	$ 85	$ 84	--	$11,815

Total	$15,634	$4,731	$2,725	$2,769	$448	$26,307

Rent expense under operating leases was $4,672, $4,692 and $4,566 for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense was reduced by rental income of $893 and $405 in 2003 and 2002, respectively.

The Company may receive future rental income of up to $408 in 2004 on property that has been sub-leased.

At December 31, 2003, WebEx has purchase commitments totaling approximately $11,815 for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

Legal Actions

From time to time, the Company has received notices alleging that it infringes intellectual property rights of third parties. In such cases, the Company investigates the relevant facts, responds to the allegations and, where case facts and other conditions warrant, considers settlement options. For example, in March 2003, the Company received a letter from a company alleging that the Company infringed several of the other company’s patents. The Company reviewed the other company’s allegations and other relevant patents and publications and responded by providing arguments and materials supporting the Company’s position that it does not infringe the cited patents and that the patents are invalid. The Company has had subsequent communications with the other company regarding this matter.

Indemnity and Warranty Obligations

In WebEx’s agreements with customers and distribution partners, WebEx agrees to indemnify the customers and distribution partners in the event a third party asserts an intellectual property infringement claim against the customer or distribution partner based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to certain service levels in some of its agreements with customers and distribution partners. These warranty and service level provisions specify limited remedies available to the customer or distribution partner in the event of a breach of the warranty or a failure to meet the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. As of December 31, 2003, WebEx had incurred no liability with respect to its indemnification obligations and had not incurred any material liability with respect to its warranty and service level obligations.

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)
Aquisition Obligation

In December 2003, WebEx announced that they had signed an agreement to acquire CyberBazaar of Bangalore India. The Company anticipates that this transaction will close during the first fiscal quarter of 2004, and if and when such closing occurs WebEx will pay the existing owners approximately $2.6 million of the purchase price. An additional compensation payment based on performance of as much as $1.4 million may be paid one year from the closing.

NOTE 7.     ASSET ACQUISITION

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
	$695

NOTE 8.     SEGMENT REPORTING

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information , establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on operating segments within WebEx that are regularly reviewed and used by the chief operating decision maker in evaluating financial performance and resource allocation.

WebEx’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, web communications services.

The composition of the Company’s sales to customers between those in the United States of America and those in other locations for 2003 is set forth below. Revenue is attributed to a specific geographic location based on the billing address for services since the location of actual use cannot be determined. Revenues to customers outside the United States of America in 2002 and 2001 were not material.

2003

United States	$176,786
Canada	3,033

North America	$179,819

Europe	7,283
Other	2,239

$189,341

Long lived assets located in countries outside the Untied States of America are not material.

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

NOTE 9.     RELATED PARTY TRANSACTIONS

WebEx had contracts for engineering services with three companies in China owned by our President and Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for the years ended December 31, 2003, 2002 and 2001 were $300, $3,300 and $2,900, respectively. Included in accounts payable as of December 31, 2003 and 2002, were $0.00 and $550 of amounts due to these affiliates.

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

WebEx recorded revenue of $63, $73 and $70 for the years ended December 31, 2003, 2002 and 2001, respectively, from Baan, a software company which was founded by a member of WebEx’s Board of Directors. This Board member is also a principal in Vanenburg Capital Management I, B.V., a holder of 5,352,133 shares of WebEx common stock as of December 31, 2003.

For the years ended December 31, 2003, 2002 and 2001, TIBCO Software, Inc. paid WebEx $249, $261 and $169, respectively for WebEx services. Vivek Ranadivé, a director of the company until May 2003, is Chairman of the Board and Chief Executive Officer of TIBCO Software.

In October 2003, WebEx licensed software from Cordys USA Inc., a company owned by an affiliate of WebEx’s largest shareholder, of whom one of WebEx’s directors is managing director. WebEx paid no money for the software license, but did provide assistance to Cordys in the design and testing of the software.

NOTE 10.     SUBSEQUENT EVENT

On February 18, 2004, WebEx purchased approximately nine acres of real property in Mountain View, California on which resides a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. The purchase price was approximately $16.1 million. As part of the purchase, the Company also acquired certain items of data infrastructure equipment previously installed and situated on the property. For the foreseeable future, the Company intends to use this building primarily as a switching center facility to accommodate growing usage requirements on their WebEx MediaTone Network.

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)
NOTE 11.    QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth our quarterly results of operations data for each of the eight quarters ended December 31, 2003.
	Three Months Ended

	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003

Statement of Operations Data:
Net revenue	$53,860	$48,764	$44,909	$41,808
Cost of revenue	8,761	8,180	7,451	7,406

Gross profit	45,099	40,584	37,458	34,402

Operating expenses:
Sales and marketing	18,913	17,889	19,051	18,396
Research and development	6,621	5,992	6,098	6,058
General and administrative	4,114	3,671	2,988	2,802
Equity-based compensation*	547	406	577	319

Total operating expenses	30,195	27,958	28,714	27,575

Operating income	14,904	12,626	8,744	6,827
Interest and other income , net	143	237	298	396

Income before income taxes	15,047	12,863	9,042	7,223

Income tax expense (benefit)	(19,414)	1,672	1,175	940

Net income	$34,461	$11,191	$7,867	$6,283

Net income per share
Basic	$0.81	$0.27	$0.19	$0.15
Diluted	$0.76	0.25	0.19	0.15

Shares used in computing net income per share
Basic	42,440	41,788	41,208	40,800
Diluted	45,538	44,275	42,415	42,246
____________ * Equity-based compensation:
Sales and marketing	$392	$67	$141	$99
Research and development	(62)	81	119	107
General and administrative	217	258	317	113

	$547	$406	$577	$319

TABLE OF CONTENTS WEBEX COMMUNICATIONS, INC. December 31, 2003, 2002 and 2001 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (In thousands except share and per share amounts)

	Three Months Ended

	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002

Statement of Operations Data:
Net revenue	$40,293	$36,757	$33,242	$29,569
Cost of revenue	6,821	6,303	5,926	6,014

Gross profit	33,472	30,454	27,316	23,555

Operating expenses:
Sales and marketing	15,908	14,658	14,224	13,235
Research and development	6,317	5,622	5,625	5,224
General and administrative	3,825	3,819	3,497	3,307
Equity-based compensation*	507	1,225	612	622

Total operating expenses	26,557	25,324	23,958	22,388

Operating income	6,915	5,130	3,358	1,167
Interest and other income (expense), net	239	83	19	(2)

Income before income tax	7,154	5,213	3,377	1,165

Income tax expense	214	164	101	35

Net income	$6,940	$5,049	$3,276	$1,130

Net income per share
Basic	$0.17	$0.13	$0.08	$0.03
Diluted	$0.16	$0.12	$0.08	$0.03

Shares used in computing net income per share
Basic	40,396	39,857	39,511	38,976
Diluted	42,781	42,100	42,389	42,649
____________ * Equity-based compensation:
Sales and marketing	$95	$829	$11	$198
Research and development	66	176	161	125
General and administrative	346	219	440	299

	$507	$1,225	$612	$622

WEBEX COMMUNICATIONS, INC.
December 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except share and per share amounts)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

  Item 9A.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal control over financial reporting. There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference to the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders to be held on May 19, 2004 (the “Proxy Statement”). For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act. This information is contained in the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 401 of Regulation S-K calls for disclosure of whether or not the Company has a financial expert serving on the audit committee of its Board of Directors, and if so who that individual is. This information is contained in the Section entitled “Audit Committee Financial Expert” in the Proxy Statement and is incorporated herein by reference.

WebEx has adopted a code of ethics that applies to all WebEx employees, including WebEx’s principal executive officer, its principal financial officer, its controller and persons performing similar functions. This code of ethics, called a Code of Conduct, is available free of charge on the WebEx public website (www.webex.com) on the investor relations webpage. Future amendments or waivers relating to the Code of Conduct will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Election of Directors—Compensation of Directors”, “Executive Compensation and Related Information” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management.” Equity compensation plan information is provided immediately below:

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans of the Company under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,774,527	$16.58	1,514,182(2)
Equity compensation plans not approved by security holders	0	0	0
Total	7,774,527	$16.58	2,850,885(3)
____________
(1)   Includes our 1998 Stock Plan and our 2000 Stock Incentive Plan.
(2)  Includes the number of shares reserved under our 2000 Stock Incentive Plan. The number of shares reserved for issuance under our
   2000  Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2004 to 2010 by the lesser of
  (i)  5,500,000 shares, (ii) eight percent (8%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.
(3)  Includes 1,336,703 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock will be purchased by plan participants at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last day of the offering period, on whichever day the closing price per share is less. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will be increased on the first day of each of the Company’s current and future fiscal years from 2004 to 2010 by the lesser of (i) 1,500,000 shares, (ii) two percent (2%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

  Item 14.     Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Independent Authors—Audit and Non-Audit Fees” in the Proxy Statement.

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
    (3)   Exhibits—See Exhibit Index in Item 15(c) of this Report.

  (b)     Reports on Form 8-K

On October 16, 2003, the Company filed a current report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for its third fiscal quarter ended September 30, 2003.

On December 18, 2003, the Company filed a current report on Form 8-K disclosing under Items 5 and 7 the issuance of a press release announcing that the Company had entered into an agreement to acquire all of the outstanding shares of CyberBazaar (India) Pvt. Ltd.

  (c)     Exhibit Index:

Exhibit Number	Description of Document

3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.

Exhibit Number	Description of Document

10.6(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.

10.7(3)	Lease Agreement by and between Corporate Technology Centre Associates II LLC and the registrant, dated June 30, 1999.

10.8(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.9(4)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.10(4)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (see page 60 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

____________
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

(4)  Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(d)     See the Consolidated Financial Statements and Supplementary Data beginning on page 33 of this Report.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2004.
WEBEX COMMUNICATIONS, INC.

By: /s/ S UBRAH S. I YAR
Subrah S. Iyar
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Subrah S. Iyar, Michael T. Everett and David Farrington, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR Subrah S. Iyar	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2004

/s/ MIN ZHU Min Zhu	President and Director	March 12, 2004

/s/ MICHAEL T. EVERETT Michael Everett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ JAN BAAN Jan Baan	Director	March 12, 2004

/s/ SOMSHANKER DAS Somshanker Das	Director	March 12, 2004

/s/ MICHAEL T. FLYNN Michael Flynn	Director	March 12, 2004

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	March 12, 2004

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document

3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.

10.6(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.

10.7(3)	Lease Agreement by and between Corporate Technology Centre Associates II LLC and the registrant, dated June 30, 1999.

10.8(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.9(4)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.10(4)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (see page 60 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

_________
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

(4)  Incorporated by reference to Exhibit 10.1 and 10.2, respectively of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.