Form 10-K/A
period 2003-12-31
WEBEX COMMUNICATIONS INC
filed 2004-04-01
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Explanatory Note

WebEx Communications, Inc. hereby amends, as set forth below, its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 12, 2004 solely to correct two numeric typographical errors in the table in Part III, Item 12 of the Report. The two corrected numbers, which are part of the restated Item 12 set forth below, are as follows: (i) 10,708,567 replaces 7,774,527, the number appearing in the Item 12 table in the originally-filed Report, as the number of securities to be issued on exercise of outstanding options, warrants and rights, (ii) $16.06 replaces $16.58, the number appearing in the Item 12 table in the originally-filed Report, as the weighted-average exercise price of outstanding options, warrants and rights. Other than the insertion of the two numbers mentioned above, the restated Item 12 below is identical to the Item 12 contained in the originally-filed Report. We made no further changes to the originally-filed Report.

PART III

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	10,708,567	$16.06	1,514,182(2)
Equity compensation plans not approved by security holders	0	0	0
Total	10,708,567	$16.06	2,850,885(3)
_____
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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2004.

WEBEX COMMUNICATIONS, CIN.

By:	/s/ SUBRAH S. IYAR
Subrah S. Iyar
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A, Amendment No. 1 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2004

Subrah S. Iyar
*	President and Director	March 31, 2004

Min Zhu
/s/ MICHAEL T. EVERETT	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2004

Michael Everett
*	Director	March 31, 2004

Jan Baan
*	Director	March 31, 2004

Somshanker Das
*	Director	March 31, 2004

Michael T. Flynn
*	Director	March 31, 2004

Anthony R. Muller
*	Director	March 31, 2004

Casimir Skrzypczak

* By:	/s/ David Farrington

David Farrington
Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Description of Document

3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2+*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Subrah S. Iyar.

10.6(3)*	Employment Agreement, dated August 14, 1998, by and between the registrant and Min Zhu.

10.7(3)	Lease Agreement by and between Corporate Technology Centre Associates II LLC and the registrant, dated June 30, 1999.

10.8(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.9(4)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.10(4)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

23.1+	Independent Auditors’ Consent.

24.1+	Power of Attorney (see page 60 of the Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

_________
+  Previously filed.
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

(4)  Incorporated by reference to Exhibit 10.1 and 10.2, respectively, of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.