Form 10-Q
period 2004-03-31
WEBEX COMMUNICATIONS INC
filed 2004-05-10
CIK 1109935

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________
FORM 10-Q
___________________
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

On May 3, 2004, 44,039,234 shares of Registrant's Common Stock, $0.001 par value were outstanding.

Form 10-Q for quarter ended March 31, 2004

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                       MARCH 31, 2004

Form 10-Q for quarter ended March 31, 2004

FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

WEBEX COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

ASSETS	March 31, 2004	December 31, 2003

Current assets:
Cash and cash equivalents.	$37,925	$70,996
Short-term investments.	105,548	63,639
Accounts receivable, net of allowances of $6,331 and $6,837, respectively .	22,867	21,414
Deferred tax assets.	14,623	14,623
Prepaid expenses and other current assets.	3,638	2,505

Total current assets.	184,601	173,177
Property and equipment, net.	36,478	19,275
Deferred tax assets.	6,809	6,809
Other non-current assets.	1,641	2,235

Total assets.	$229,529	$201,496

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	$7,056	$4,648
Accrued liabilities.	18,406	18,953
Deferred revenue.	10,523	9,648
Income tax payable.	5,778	2,353

Total liabilities.	41,763	35,602

Commitments and contingencies

Stockholders' equity:
Common stock.	43	43
Additional paid-in capiital.	225,628	213,275
Deferred equity-based compensation.	(32)	(74)
Accumulated other comprehensive income.	1,049	1,573
Accumulated deficit.	(38,922)	(48,923)

Total stockholders' equity.	187,766	165,894

Total liabilities and stockholders' equity.	$229,529	$201,496

See accompanying notes to unaudited condensed consolidated financial statements.
Form 10-Q for quarter ended March 31, 2004

FORM 10-Q
WEBEX COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended

	March 31, 2004	March 31, 2003

Net revenue.	$56,344	$41,808
Cost of revenue.	9,525	7,406

Gross profit.	46,819	34,402

Operating expenses:
Sales and marketing.	19,924	18,396
Research and development.	7,215	6,058
General and administrative.	3,407	2,802
Equity-based compensation*.	511	319

Total operating expenses.	31,057	27,575

Operating income.	15,762	6,827
Interest and other income, net.	112	396

Net income before income tax.	15,874	7,223
Provision for income tax.	5,873	940

Net income.	$10,001	$6,283

Net income per share:
Basic.	$0.23	$0.15
Diluted.	0.22	0.15

Shares used in per share calculations:
Basic.	42,954	40,800
Diluted.	46,459	42,246

*Equity-based compensation:
Sales and marketing.	$51	$99
Research and development.	27	107
General and administrative.	433	113

	$511	$319

See accompanying notes to unaudited condensed consolidated financial statements.
Form 10-Q for quarter ended March 31, 2004

FORM 10-Q
WEBEX COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net income.	$10,001	$6,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales allowance.	1,676	2,311
Depreciation and amortization.	2,554	3,190
Tax benefit of stock plans.	2,100	--
Equity-based compensation.	511	319
Changes in operating assets and liabilities:
Accounts receivable.	(3,129)	(1,956)
Prepaid expenses and other current assets.	(1,133)	(168)
Other non-current assets.	554	43
Accounts payable.	2,408	48
Accrued liabilities.	(547)	2,592
Income tax payable.	3,425	940
Deferred revenue.	875	605
Other.	(524)	167

Net cash provided by operating activities.	18,771	14,374

Cash flows from investing activities:
Repayment of note receivable from related party.	---	45
Refund of security deposits .	---	8
Purchases of property and equipment.	(19,717)	(724)
Related party asset acquisition.	---	(199)
Net short-term investments activity.	(41,909)	(6,540)

Net cash used in investing activities.	(61,626)	(7,410)

Cash flows from financing activities:
Net proceeds from issuances of common stock.	9,784	573
Repurchase of restricted stock.	---	(6)
Principal payments on capital lease obligation.	---	(254)
Net cash provided by financing activities.	9,784	313

Net change in cash and cash equivalents.	(33,071)	7,277
Cash and cash equivalents at beginning of the period.	70,996	32,597

Cash and cash equivalents at end of the period.	$37,925	$39,874

Supplemental disclosures of non-cash investing and financing activities:
Decrease in deferred equity-based compensation.	$(42)	$(68)

Unrealized gain on investments.	$41	$182

Cash paid for:
Interest.	$0	$25

See accompanying notes to unaudited condensed consolidated financial statements.
Form 10-Q for quarter ended March 31, 2004

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
March 31, 2004 and 2003
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue Recognition

Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “ Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” , and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (i.e., straight-line) over the current term of the contract. Variable usage-based fees are recognized as usage occurs. During the initial term, the Company provides training services, web-page design and set-up services. Webex considers all such deliverables to be one unit of accounting as such items do not have stand-alone value to the customer. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e., straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e., straight-line) over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner.

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
March 31, 2004 and 2003
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

In the third quarter of 2003 WebEx recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. Also under the reseller arrangement, WebEx provides maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue, we entered into a loan agreement with this reseller in the fouth quarter of 2003. Under the terms of the loan agreement, WebEx will loan our reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. Revenue is recognized on a cash received basis from the reseller because collectibility is not reasonably assured prior to collection.. No revenue was recognized in the fouth quarter of  2003 and the first quarter of 2004, and no revenue will be recognized from this reseller going forward until all outstanding loan amounts have first been paid in full.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements.

3. Sales Reserve and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve for losses on receivables resulting from customer cancellations or terminations at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. Increases to sales reserve are charged to revenue. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the quarters ended March 31, 2004 and 2003:

	Quarter Ended

	March 31, 2004	March 31, 2003

Balance at beginning of quarter	$6,837	$7,332

Sales reserve
Balance at beginning of quarter	4,571	3,948

Deducted from revenue	2,115	1,679
Amounts written off	(2,004)	(1,917)

Change	111	(238)

Sales reserve balance at end of quarter	4,682	3,710

Allowance for doubtful accounts
Balance at beginning of quarter	2,266	3,384

Charged (credited) to bad debt expense	(439)	632
Amounts written off .	(178)	(440)

Change	(617)	192

Allowance for doubtful accounts balance at end of quarter	1,649	3,576

Total sales reserve and allowance for doubtful accounts balance at end of quarter	$6,331	$7,286

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
March 31, 2004 and 2003
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

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2004 and 2003:

	March 31,

	2004	2003

Numerator:
Net income.	$10,001	$6,283

Denominator:
Denominator for basic net income per common share.	42,954	40,800

Effect of dilutive securities:
Weighted-average restricted shares subject to repurchase.	---	249
Weighted-average options outstanding.	3,505	1,197

Denominator for diluted net income per common share.	46,459	42,246

Basic net income per common share.	$0.23	$0.15

Diluted net income per common share.	$0.22	$0.15

The following potential common shares have been excluded from the computation of diluted net income per share for the three months ended March 31, 2004 and 2003 because their inclusion would have been antidilutive:

	March 31,

	2004	2003

Shares issuable under stock options.	1,763	6,371

The exercise price of antidilutive stock options outstanding as of March 31, 2004 range from $24.79 to $55.38 and as of March 31, 2003 the range was from $12.37 to $55.38.

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
March 31, 2004 and 2003
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
5. Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments and unrealized gains on investments as follows:
	Three Months Ended

	March 31

	2004	2003

Net income .	$10,001	$6,283
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments.	(565)	(15)
Unrealized gain on investments.	41	182

	(524)	167

Comprehensive income	$9,477	$6,450

6. Related Party Transactions

WebEx historically contracted for engineering services with three companies in China owned by our President and Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoiced WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for the three-month period ending March 31, 2004 and March 31, 2003 were $0 and $300, respectively.

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

In October 2003, WebEx licensed certain pre-release platform software from Cordys USA Inc., a company owned by an affiliate of WebEx’s largest shareholder, of whom one of WebEx’s directors is managing director. Pre-release software is software that is still being evaluated by the software developer, with or without the help of outside parties, and which is not yet generally commercially available. WebEx paid no money for the pre-release software license, but did provide, free of charge, assistance to Cordys in the design and testing of the pre-release software. We could not determine the fair-market value of the pre-release Cordys software license since the pre-release software is not generally commercially available at this time and therefore we have neither recognized any expense or revenue in our financial statements in connection with this transaction. We are using the Cordys software as the platform on which we are developing a new business processing system to capture, and record for billing and financial statement generation purposes, customer usage of our various services.

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

The Company accounts for stock awards to non-employees in accordance with the provisions of SFAS 123, Accounting forStock-Based Compensation , and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
March 31, 2004 and 2003
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income (loss) amounts appearing below.

	Three Months Ended

	March 31,

	2004	2003

Net income as reported.	$10,001	$6,283

Add Back: Stock-based compensation included in determination of net income, net of tax	301	188

Deduct: Stock-based compensation including employees determined under the fair-value based method, net of tax	(6,717)	(8,085)

Pro-forma net income (loss) as if the fair value based method had been applied to all awards	$3,585	($1,614)

Pro-forma basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards	$0.08	($0.04)

8. Land and Building Purchase

In February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. The purchase price was approximately $15.9 million of which $9.7 million was allocated to the land and $6.2 million was allocated to the building. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. For the foreseeable future, we intend to use this building primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network.

9. Commitments and Contingencies

At March 31, 2004, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $8,944. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $13,156. (See additional subsequent event footnote 13 disclosure.) Future minimum payments and purchase obligations by year and in the aggregate, as of March 31, 2004, are as follows:

FORM 10-Q
WEBEX COMMUNICATIONS, INC.
March 31, 2004 and 2003
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Payments are due by period
Contractual Obligations	Remaining 9 months of 2004	2005	2006	2007	2008	Total
Operating leases	$ 3,702	$ 3,681	$2,640	$ 2,685	$ 448	$ 13,156
Purchase obligations	$ 7,598	$ 1,225	$ 51	$ 70	--	$ 8,944

Total	$11,300	$ 4,906	$ 2,691	$ 2,755	$ 448	$ 22,100

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

WebEx's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically, web communication services .

11. Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “ Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities not considered to be special purpose entities. The adoption of FIN 46R did not have a material effect on the Company’s financial position, results of operations or cash flows.

12. Subsequent events

In April 2004, we closed the acquisition of one hundred percent of the capital stock of CyberBazaar of Bangalore India. WebEx paid the owners approximately $2,600 in cash at closing. Additional payments based on the performance of CyberBazaar for the year following the acquisition of as much as $1,400 may be paid one year from the closing.

In April 2004 WebEx signed a lease to occupy space in a building located in Santa Clara, California that will serve as our corporate headquarters. The lease term is for approximately ten years with initial occupancy commencing in the third quarter of 2004. Future minimum lease payments total $23,790 beginning in January 2005.

Future minimum lease payments by year are as follows:

		Payments due by period
	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease	$0	$ 336	$ 336	$ 336	$ 336	$19,529	$ 23,790

Form 10-Q for quarter ended March 31, 2004

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web conferencing services including our belief that there remains a critical transition period from second wave to mainstream adoption where the annual rate of growth of usage would exceed previous rates of growth, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our global WebEx MediaTone Network. We offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center and WebEx Event Center (an enhanced version of the service formerly known as WebEx OnStage), WebEx Enterprise Edition, WebEx SMARTtech and WebEx Presentation Studio .

Our corporate and technical operations headquarters is located in San Jose, California. In addition, we have nine non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the foreign jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, Australia, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites. In April 2004, we acquired CyberBazaar, a private company located in Bangalore, India, and now we also have a subsidiary in India .

FORM 10-Q

Revenue and Cash-Generation Models. We sell our services directly to customers, which in the first quarter of 2004 accounted for approximately 89% of our revenue, or $50.1 million, and also indirectly through our distribution partners, which in the first quarter of 2004 accounted for approximately 11% of our revenue, or $6.2 million. Under our agreements with our distribution partners, either WebEx or the distribution partner bills the end-user customers. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner .

Historically, revenue has been generated based on a monthly, fixed-fee subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which would enable the customer to have a set number of minutes to utilize our services. We refer to the revenue associated with these monthly, fixed-fee subscription arrangements, measured as of the end of any month, as committed revenue .

In addition, there are several situations in which customers are charged per minute or usage-based pricing. These include: customer overage fees, telephony charges, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes pricing model uses more than their monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of us. A majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage based. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue . For the quarter ended March 31, 2004, uncommitted revenue increased as a percentage of our total revenue, from 24% in the fourth quarter of 2003 to 27%.

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

FORM 10-Q

There exist a number of challenges to the projected market growth scenario for web conferencing. One is a concern, actual or perceived, about security. As the universe of corporate activities that can be conducted in a web conference expands, more and more of these activities will embrace sensitive corporate financial data, plans, projects or other proprietary information. If web conferencing technologies do not have embedded within them adequate security protections so that the contents of a web conference will remain private among the participants, usage may not grow as projected. Moreover, to the extent that there occur publicized incidents of security breaches associated with usage of a web conferencing technology, no matter who the vendor, the security-related concerns of would-be users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

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

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies with respect to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Genesys, Raindance, IBM, Oracle, Macromedia, and Microsoft. In addition, in January 2004 Cisco Systems, Inc. acquired Latitude Communications, a competitor of WebEx.

Microsoft, which in 2003 acquired our competitor Placeware, is currently offering a web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is being marketed as part of the new Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater marketing resources to the web communications market than it has in the past, and Microsoft appears in recent weeks to have rolled out more aggressive marketing programs for its Office Live Meeting offering. On the product side, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser markets to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, the revenues of its competitors in this market, including us, could be significantly harmed.

Form 10-Q for quarter ended March 31, 2004

FORM 10-Q

Critical Accounting Policies

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserve, the allowance for doubtful accounts and deferred income taxes. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition.     Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, “ Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” , and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” , which became effective during 2003. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (i.e., straight-line) over the current term of the contract. Variable usage-based fees are recognized as usage occurs. During the initial term, we provide training services, web-page design and set-up services. Webex considers all such deliverables to be one unit of accounting as such delivered items do not have stand-alone value to the customer.  In addition to subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided. Webex considers all deliverables to be one unit of accounting as delivered items do not have stand-alone value to the customer.

We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e., straight-line) over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e., straight-line) over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by us. Under our agreements with our distribution partners, either WebEx or the distribution partner bills the end-user customers. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner.

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

In the third quarter of 2003 WebEx recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. Also under the reseller arrangement, WebEx provides maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue,  we entered into a loan agreement with this reseller in the fourth quarter of 2003. Under the terms of the loan agreement, WebEx will loan our reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. Revenue is recognized on a cash received basis from the reseller because collectibility is not reasonably assured prior to collection.  No revenue was recognized in the fourth quarter of 2003 and the first quarter of 2004, and no revenue will be recognized from this reseller going forward until all outstanding loan amounts have first been paid in full.

FORM 10-Q

Sales Reserve . The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.
Allowance for Doubtful Accounts.     We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Changes to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense or credit. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

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

Form 10-Q for quarter ended March 31, 2004

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended March 31, 2004, in thousands:

	Quarter Ended

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002

Balance at beginning of quarter	$6,837	$7,351	$7,934	$7,286	$7,332	$6,911	$6,910	$6,845

Sales reserve
Balance at beginning of quarter	4,571	4,618	4,866	3,710	3,948	4,461	5,338	4,883

Deducted from revenue	2,115	1,919	2,657	3,585	1,679	1,092	867	2,784
Amounts written off	(2,004)	(1,966)	(2,905)	(2,429)	(1,917)	(1,605)	(1,744)	(2,329)

Change	111	(47)	(248)	1,156	(238)	(513)	(877)	455

Sales reserve balance at end of quarter	4,682	4,571	4,618	4,866	3,710	3,948	4,461	5,338

Allowance for doubtful accounts
Balance at beginning of quarter	2,266	2,733	3,068	3,576	3,384	2,450	1,572	1,962

Charged (credited) to bad debt expense	(439)	(268)	364	122	632	1,392	1,801	1,500
Amounts written off	(178)	(199)	(699)	(630)	(440)	(458)	(923)	(1,890)

Change	(617)	(467)	(335)	(508)	192	934	878	(390)

Allowance for doubtful accounts balance at end of quarter	1,649	2,266	2,733	3,068	3,576	3,384	2,450	1,572

Sales reserve and allowance for doubtful accounts balance at end of quarter .	$6,331	$6,837	$7,351	$7,934	$7,286	$7,332	$6,911	$6,910

Gross accounts receivable	$29,198	$28,251	$27,651	$27,336	$26,396	$26,797	$24,648	$26,129

Reserve as a percentage of accounts receivable	21.7%	24.2%	26.6%	29.0%	27.6%	27.4%	28.0%	26.4%

Deferred Income Taxes. We determine deferred tax assets and liabilities at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgements of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.
Form 10-Q for quarter ended March 31, 2004

FORM 10-Q
Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenue.

	Three Months Ended March 31,

	2004	2003

Net revenue.	100%	100%
Cost of revenue.	17	18

Gross profit.	83	82
Operating expenses:
Sales and marketing.	35	44
Research and development.	13	14
General and administrative.	6	7
Equity-based compensation.	1	1

Total operating expenses.	55	66

Operating income.	28	16
Interest and other income, net.	0	1

Net income before income tax.	28	17

Provision for income tax.	10	2

Net income.	18%	15%

Net revenue. Net revenue increased $14.5 million to $56.3 million for the three months ended March 31, 2004 from $41.8 million for the three months ended March 31, 2003, representing a 35% increase from 2003 to 2004. This increase was primarily due to growth in our domestic and international subscribing customer base and increased usage of existing and new products. By the end of March 2004, the number of customers in our subscribing base had grown by more than 24% from the end of March 2003.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as our monthly run rate, or what we sometimes call MRR. For external reporting and internal analytical purposes, we calculate MRR as of the end of, or exiting, a fiscal quarter. We define our monthly run rate at the end of any quarter as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes and ports that are contractually committed to us, as of the end of the last month of the quarter, and (ii) average uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues for the quarter divided by three. Our monthly subscription contracts at the end of March 2004 were approximately $14.1 million and our average uncommitted revenue in March 2004 was $5.1 million, and thus our monthly run rate exiting March 2004 was $19.2 million. Certain one time charges, such as set up fees, are not captured in MRR.

Another metric we use to analyze customer losses and to help forecast future revenues is average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts during the quarter, or one-third (1/3) of the total contract dollar amount of ports subscriptions and minimum minutes subscriptions that have expired or otherwise terminated during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter. As can be understood from the definition of lost subscription MRR, we calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended March 31, 2004 was 1.8%. The following table shows our MRR, and lost subscription MRR, for the five quarters ended March 31, 2004 in millions:

	Quarter Ended

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Uncommitted usage – monthly average during the quarter	$5.1	$4.2	$4.2	$3.8	$3.0

Contracted subscriptions at the end of the quarter	14.1	13.4	12.7	12.3	11.6

Total MRR	$19.2	$17.6	$16.9	$16.1	$14.6

% of subscription MRR lost	1.8%	1.8%	2.1%	2.1%	2.1%

FORM 10-Q

Cost of revenue. Our cost of revenue consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased $2.1 million to $9.5 million for the three months ended March 31, 2004 from $7.4 million for the three months ended March 31, 2003. As a percent of revenue, cost of revenue decreased from 18% in 2003 to 17% in 2004. The increase in absolute dollars for the three months ended March 31, 2004 was primarily due to increases in the costs for delivering existing and new services to more customers domestically and internationally, additional technical staff to support our installed base of customers, and expanding and improving our worldwide network. The decrease in the cost of revenue as a percentage of revenue was primarily due to cost efficiency gained as a result of spreading existing cost over incremental customers. In February 2004, we purchased land and a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space for $15.9 million. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004 we intend to move and expand our primary switching center facility to this building to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $1.5 million to $19.9 million for the three months ended March 31, 2004 from $18.4 million for the three months ended March 31, 2003. This increase was primarily the result of increased spending on sales and support personnel and commission expenses associated with our increased sales volume and spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies and consulting engineering services. Research and development expense increased $1.1 million to $7.2 million for the three months ended March 31, 2004 from $6.1 million for the three months ended March 31, 2003. This increase was primarily related to personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products. During the first quarter of 2003, we transitioned the cost of development activities conducted in China from contract-based to employee based.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $0.6 million to $3.4 million for the three months ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003. This increase was primarily due to the reduction in bad debt expenses offset by increased spending on employee related expenses. Bad debt expense decreased $1.0 million to a credit to expense of $0.4 million in the three months ended March 31, 2004 from an expense of $0.6 million in the three months ended March 31, 2003. This decrease was due to lower calculated potential future credit losses based on historical losses . We expect general and administrative expense to increase due to increased personnel and professional expenses to address the new regulations including new regulations imposed by the Sarbanes Oxley Act of 2002.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense increased $0.2 million to $0.5 million for the three months ended March 31, 2004 from $0.3 million for the three months ended March 31, 2003. The increase was due to the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net decreased $0.3 million to $0.1 million for the three months ended March 31, 2004 from $0.4 million for the three months ended March 31, 2003. This decrease was primarily due to lower market interest rates in 2004 and increased loss from currency exchange. In the three months ended March 31, 2004 and 2003, respectively, other expenses included a loss from currency exchange of $0.3 million and $0.2 million as a result of non-functional currency transactions of our subsidiaries.

FORM 10-Q

Provision for income taxes. We recorded a provision for income taxes of $5.9 million for the three months ended March 31, 2004 based on our estimated effective tax rate for full year 2004 of 37%. Our effective tax rate for 2004 is higher than 2003 because the 2003 rate did not include a component for U.S. federal tax since we had net operating loss carry forwards available to offset U.S. taxable income that were not recognized as deferred tax assets. We continue to use net operating loss carryforwards to offset U.S. taxable income in 2004, but the utilization now results in income tax expense since the related deferred tax assets were recognized in the fourth quarter of 2003.

Net income. As a result of the foregoing, net income increased $3.7 million to $10.0 million for the three months ended March 31, 2004 from $6.3 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

We have generated net positive cash flow from operations since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations as well as fund future expansion.

As of March 31, 2004, cash, cash equivalents and short-term investments were $143.5 million, an increase of $8.9 million compared to $134.6 million as of December 31, 2003.

Net cash provided by operating activities was $18.8 million for the three months ended March 31, 2004, as compared to $14.4 million for the three months ended March 31, 2003. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components and increases in accounts payable, income tax payable and deferred revenue .

Net cash used in investing activities was $61.6 million for the three months ended March 31, 2004, as compared to $7.4 million for the three months ended March 31, 2003. The increase in net cash used in investing activities related primarily to the purchase of short-term investments, land and building for our new switching center and capital expenditures for equipment, hardware and software used in our MediaTone Network.

Net cash provided by financing activities was $9.8 million for the three months ended March 31, 2004, as compared to $0.3 million for the three months ended March 31, 2003. The increase in net cash provided by financing was primarily the result of cash received on stock options exercised.

As of March 31, 2004, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $8.9 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $13.2 million. In April 2004 we signed a lease to occupy space in a building located in Santa Clara, California, that will serve as our corporate headquarters. The lease term is for approximately ten years with initial occupancy commencing in the third quarter of 2004. Future minimum lease payments under this lease begin in January 2005 and total an aggregate of $23.8 million for the life of the lease.

We have a revolving credit line with a bank that provides available borrowings of up to $2.5 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on July 15, 2004. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of March 31, 2003, we had no outstanding borrowings under the credit line.

In the first quarter of 2004, we purchased land and a building for approximately $15.9 million. Additional cash will be required to move and expand our existing switching center to the new facility during 2004. Owning the facility that contains our switching center eliminates certain issues related to leasing a facility to house this critical infrastructure component of our business. For example, were we to lease rather than own such facility, we would be subject to the risks of an uncertain future rental market, the possibility of lessor bankruptcy or the like, the occurrence of which could substantially increase our operational costs.

In April 2004, we acquired CyberBazaar, an audio conferencing company, of Bangalore India in order to directly pursue the web conferencing market in India. We are renaming the CyberBazaar entity WebEx Communications, India Pvt. Ltd. WebEx Communications India will maintain the CyberBazaar offices, management team and employees. We currently don’t expect the CyberBazaar acquisition to have any material impact on our financial condition, results of operation or liquidity in 2004. WebEx paid the owners

FORM 10-Q

approximately $2.6 million in cash at closing. Additional payments based on the performance of CyberBazaar for the year following the acquisition of as much as $1.4 million may be paid one year from the closing.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in the current quarter and each of the previous eight quarters. We anticipate that we will continue to generate positive cash flow from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.
Long Term Contracts

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating lease	$13,156	$3,702	$9,006	$448
Purchase obligations	8,944	7,598	1,346	-

Total	$22,100	$11,300	$10,352	$448

Factors That May Affect Results
The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

Although we realized net earnings for each of the nine prior fiscal quarters including the first quarter in 2004, there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future years or quarters.
We realized net earnings in each of the eight fiscal quarters in 2002 and 2003, and the first fiscal quarter in 2004. However, we may experience net losses in future years or quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share of the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of March 31, 2004, we had an accumulated deficit of approximately $38.9 million.

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

FORM 10-Q

From a revenue standpoint, our dominant pricing model has been a monthly, fixed-fee subscription model. Under this model , a customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that same number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment which would provide the customer with a set number of minutes to utilize our services.

In addition, there are several situations in which customers are charged per minute, or usage-based pricing. These include: customer overage fees, telephony charges, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have WebEx set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of WebEx. The vast majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use WebEx services on a one-time basis by visiting our website and purchases the service by paying online by credit card, the pricing is per-minute or usage based.

Historically, the majority of our revenue has been fixed fee, but an increasing percentage of our revenue is derived from usage-based pricing models. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the percent of our revenue derived from the various per-minute or usage-based sources increases, our overall revenue numbers becomes more difficult to predict. Since fixed fee revenue is what we refer to as committed revenue, and the usage-based revenue is what we call uncommitted revenue, another way to describe this increasing unpredictability is that our uncommitted revenues are growing faster than our committed revenues.

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

–     a trend toward lower average per-minute prices in the telecommunications sector generally.

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

FORM 10-Q

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

We expect to continue to spend substantial financial and other resources on developing and introducing new services, and on expanding our sales and marketing organization and our network infrastructure. For example, in the first quarter of 2004 we decided to purchase a building and surrounding real estate for approximately $15.9 million which will serve as the location of a switching center integral to our network operations. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer.

We recently signed a ten-year lease for a new headquarters building, and if our revenues do not continue to grow or if they fall significantly during the lease term, the lease obligation could threaten our financial health.

We recently signed a lease to occupy space in a building located in Santa Clara, California that will serve as our corporate headquarters. The lease term is for approximately ten years with initial occupancy commencing in the third quarter of 2004. Given the length of the lease term and the extent of the floor space to be leased, our aggregate financial obligation is substantial. Accordingly, if our revenues decline from present levels during the lease term, the financial obligation we face under the lease could hamper our financial flexibility and accordingly threaten the health of our business.

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

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where customers take action to cancel them prior to the end of an initial or renewal term. Our lost subscription MRR, or an internal measurement tool we use to evaluate subscription-based revenues we have lost, for March 2004 was 1.8%. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services, or if we fail to become a significant participant in the telecommunications provider distribution channel.

FORM 10-Q

As of March 31, 2004, we had distribution agreements in place with telecommunications partners and software vendors that accounted for 11% of our revenue, which revenue consisted of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners are per minute or usage-based payments. The minority of payments are fixed-fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. Also, with regard to the potentially economically significant telecommunications-provider distribution channel for web conferencing services, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to achieve market acceptance of our web communications services will suffer and our business and operating results will be harmed.

Our total revenue may suffer if we are unable to successfully manage our distribution relationships to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can acquire additional customers through distribution partners that we could not acquire through our direct sales efforts. Under our agreements with our distribution partners, either WebEx or the distribution partner bills the end-user customers. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such situation, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. In either case, WebEx does not benefit as much financially, for the same volume of WebEx service sold, than it would if the sale were made by WebEx directly, without the contribution of the distribution partner, due to the revenue sharing arrangement or purchase discount given to the distribution partner. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Additionally, to the extent our existing customers discontinue direct agreements with WebEx in order to purchase our services from distribution partners, our revenue may decrease.

We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service accounted for approximately 60% of our revenue for the quarter ended March 31, 2004. We have developed and are selling other services, such as our Event Center (formerly OnStage), Training Center and Support Center services, however, these services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than Meeting Center, our operating results will suffer.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have each day’s peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended March 31, 2004, the

FORM 10-Q

average of our daily peak usages, as a percentage of our data network capacity, was less than 50%. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results could suffer.

If our marketing, branding and lead-generation efforts are not successful, our business may be harmed.

We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our web communications services. Our marketing and advertising campaigns or branding efforts may not be successful given the expense required. For example, certain sales promotion initiatives, such as free trial use, may dampen short-term sales even as such initiatives attempt to cultivate participants’ desire to purchase and use our services, in that a customer who might have otherwise purchased our services will instead receive free use of our services for the trial period of time. In addition, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. Also, our ability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our services and where any future marketplace standardization of our service might emerge, could harm our business. There is no assurance that we will identify, and if we identify be able to secure, the number of strategic sales leads necessary to help generate standardized marketplace acceptance of our services, or to maintain rates of revenue growth we have experienced in the past. If our marketing, branding or lead-generation efforts are not successful, our business and operating results will be harmed.

We rely on our China subsidiary, which exposes us to risks of economic instability in China and risks related to political tension between China and the United States.

Since February 2003 we have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer web sites. WebEx has five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

A significant recurrence of “SARS” in China could adversely affect our subsidiary WebEx China’s operational activities .

In the first quarter of 2003, the world became aware of the existence of a highly contagious disease known as Severe Acute Respiratory Syndrome, or “SARS”. According to reputable media reports, current medical knowledge about SARS is that SARS has no cure or vaccine, can significantly debilitate its victims for several days or weeks and is estimated to cause death in approximately five to fifteen percent of cases. The SARS outbreak, which had its greatest impact in China, appears to have been contained for the present. If SARS significantly recurs in China, WebEx China’s business operations could suffer and our business could be harmed.

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

FORM 10-Q

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

Complex software, such as the software underlying our services, often contains undetected errors. We may be forced to delay commercial release of new services or new versions of existing services until problems are corrected and, in some cases, may need to implement enhancements to correct errors that we do not detect until after deployment of our services. If we do detect an error in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license database, operating system, server and enterprise marketing automation software, and font-rendering technology. These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services, our marketing communications operations or our online sales operations. This in turn could harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

FORM 10-Q

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,036 at March 31, 2003 to 1,334 at March 31, 2004. We expect continued increases in our personnel during the remainder of 2004, including the addition of approximately 136 employees in connection with the CyberBazaar acquisition. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are in the process of updating some of our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these updated systems do not meet our requirements or are not deployed in a timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. During the 12 months ended March 31, 2004, we hired approximately 470 new employees worldwide, including approximately 235 who have been hired by WebEx China during such period. We expect to continue to increase our personnel during the remainder of 2004. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruption or malfunction of our internal business processing systems, including a new system we plan to install during 2004, could disrupt the services we provide our customers and could harm our business .

Our business, with its over 9,400 customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. We are in the process of deploying a comprehensive new business processing system to capture, and record for billing and financial statement generation purposes, customer usage of our various services. We intend to complete this deployment prior to the end of 2004. Any material interruption or malfunction of one or more such systems, including bugs, start-up problems or other malfunctions relating to the new system, could cause delays or errors in transaction processing, could negatively affect customer relationships, and could harm our business .

Interruptions in either our internal or outsourced computer and communications systems, including any relating to our transitioning our network switching infrastructure to a new building we have recently purchased, could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. We anticipate installing an updated version of our server management system during 2004, which system monitors and reports on the status of our various servers through which our real time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and

FORM 10-Q

communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would suffer. In addition, business interruption insurance may not adequately compensate us for losses that may occur. Finally, in February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building which we intend to use primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network. Any malfunction or service interruption we suffer in transitioning our network switching operations to the new building could disrupt our communications services, could harm our relationships with our customers and distribution partners, and could harm our business. This transitioning of network operations to the new building will begin in the second quarter of 2004.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have ten issued patents, including six we have acquired in connection with our June 2003 acquisition of certain assets of Presenter, Inc. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, and graphical user interface for extracting video presentations. We currently have 33 patent applications pending in the United States including eight patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

FORM 10-Q

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

We may acquire or invest in complementary businesses, technologies or services. For example, in April 2004 we completed the acquisition of CyberBazaar. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. For example, in connection with the CyberBazaar acquisition, we have added approximately 136 employees in India to our worldwide employee base, we continue to offer the former CyberBazaar audio conferencing services and we plan to eventually integrate our WebEx audio conferencing and network technology into the former CyberBazaar operation. However, if we fail to integrate the former CyberBazaar employees into our company or successfully manage these new operations, or if we fail to successfully upgrade the former CyberBazaar audio conferencing assets or expand our worldwide network into India, the acquisition may not

FORM 10-Q

meet our financial expectations. If we are unable to integrate any newly-acquired entities or technologies effectively, including those related to our CyberBazaar acquisition, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

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

Microsoft, which in 2003 acquired our competitor Placeware, is currently offering a web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is being marketed as part of the new Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater marketing resources to the web communications market than it has in the past, and Microsoft appears in recent weeks to have rolled out more aggressive marketing programs for its Office Live Meeting offering. On the product side, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser markets to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, our revenues and business could be significantly negatively affected. While we believe that our current market leadership in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network and offering web communications as a service, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft’s competitive activity in the web communications market could significantly harm our business.

Our future success depends on the broad market adoption and acceptance of web communications services.

The market for web communications services is relatively new and rapidly evolving. Market demand for communications services over the Web is uncertain. If the market for web communications services does not grow, our business and operating results will be harmed. Factors that might influence broad market acceptance of our services

FORM 10-Q

include the following, all of which are beyond our control:

–     willingness of businesses and end-users to use web communications services for websites;

–     the continued growth and viability of the Web as an instrument of commerce;

–     the willingness of our distribution partners to integrate web communications services for websites in their service offerings; and

–     the ongoing level of security and reliability for conducting business over the Web.

Our success depends on the continued growth of web usage and the continued growth in reliability and capacity of the Internet.

Because customers access our network through the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems and other high bandwidth communications technologies, for providing reliable, high-performance Internet access and services. Because global commerce on the Web and the on-line exchange of information is new and evolving, we cannot predict whether the Web will continue to be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient and reliable means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. If increases in Web usage or the continued growth in reliability and capacity of the Internet fail to materialize, our ability to deliver our services may be adversely affected and our operating results could be harmed.

We face risks associated with government regulation of the Internet, and related legal uncertainties.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. For example, media reports have surfaced from time to time concerning possible future regulation, and perhaps also taxation, of VOIP products and services akin to the manner in which current telephony services are currently regulated and taxed. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

Current and future economic and political conditions may adversely affect our business.

Economic growth in the United States and throughout most of the world continues to be slow, though there are signs that at least in the U.S., economic growth may be increasing at a modestly higher rate than in the recent past. Nevertheless, it is still uncertain when economic conditions will improve on a sustained basis. In addition, economic and political conditions, including the effects of the war in Iraq, uncertainty about Iraq’s political future, continuing tensions throughout the Middle East and the supply and price of petroleum products will continue to impact the U.S. and global economy. Any such sustained increase in the price of petroleum products likely would negatively impact the world economy. Moreover, the prospect of future terrorists attacks in the United States and elsewhere may have a further negative impact on the economy. In particular, the

FORM 10-Q

technology and telecommunications sectors continue to lag as they attempt to recover from an economic downturn more pronounced in their sectors than that of the broader U.S. and world economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

We may experience higher electricity prices as a result of PG&E business practices or circumstances, which higher prices would increase our expenses, or we may experience electrical system failures whether accidentally or intentionally caused, which could disrupt our operations and increase our expenses.

California has experienced, and could in the future experience, energy price increases, energy shortages, and blackouts. The major Northern California public utility that supplies electric power to our northern California corporate and data center headquarters is Pacific Gas & Electric Company (“PG&E”). PG&E continues to operate under the protection of Chapter 11 of the federal Bankruptcy Act. The resolution of this bankruptcy proceeding may affect the future pricing policies of PG&E, including under what circumstances and to what extent PG&E will be able to impose energy price increases. Independent of the bankruptcy, PG&E rates may be susceptible to the same upward pricing pressures and behaviors that have been observed in retail energy markets generally during recent months. In addition, as was made evident by the well-publicized August 2003 blackout which simultaneously affected several eastern U.S. states for a period exceeding 24 hours, a similarly widespread, long-lasting power outage could occur in northern California. As with the eastern U.S. power supply, an important source of electrical power to northern California consists of a multi-state grid situated in the western United States. An accidental interruption of, or criminal disruption to, a key supply or distribution component of the power grid could cause a significant power outage in northern California. If power outages or energy price increases occur in the future in northern California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

FASB adoption of proposed accounting standards requiring the reporting of employee equity compensation as an expense item would negatively impact our reported earnings and could cause us to change our compensation practices, which could affect our ability to retain or recruit key employees.

The Financial Accounting Standards Board (FASB) has proposed to change the way companies account for equity compensation in their financial statements. Although final standard regarding the timing and reporting methodology associated with this change have not been issued at this time, the FASB has indicated that the new standard would become effective for fiscal periods beginning after December 15, 2004. This anticipated change in accounting standards will likely require us to report employee compensation from stock options and the employee stock purchase plan as an expense, and in such event our net income would be negatively impacted. Because of the negative impact such accounting would have on our net income if such rules are adopted, we are likely to re-evaluate the form and amount of employee equity-based compensation we will provide in the future. If our evaluation results in our deciding to reduce the amount of equity-based compensation we provide to our employees, we may be forced to increase cash compensation to employees to make up for the loss of equity-based compensation opportunities, which would further reduce our earnings. We may have trouble retaining or recruiting key technical or management talent if we fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2004 and March 31, 2004, our stock price has traded as high as $30.04 on March 30, 2004 and as low as $19.25 on January 29, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

–     variations in our actual or anticipated operating results;

–     sales of substantial amounts of our stock;

–     announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

–     litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

FORM 10-Q

–     conditions in the Internet industry;

–     governmental regulation and legislation, including the effect of final rules expected to be issued by FASB in the coming months requiring public companies to expense equity-based compensation; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. A small, but growing, part of our business is conducted outside the United States. An increasing percentage of this international business is priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

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
Form 10-Q for quarter ended March 31, 2004

FORM 10-Q

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities .

(e)     Issuer Purchases of Equity Securities.

The following table sets forth purchases of WebEx securities by WebEx during the first quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)		(c)	(d)

	Total Number of Shares (or Units)	Average Price Per		Total Number of Shares (or Units) Purchased as Part of Publicly Announced	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the
Period	Purchased (#)(1)	Share (or Unit) ($	)	Plans Or Programs	Plans Or Programs

January 1, 2004 to January 31, 2004	334	$0.50		—	—
February 1, 2004 to February 29, 2004	84	$3.00		—	—
March 1, 2004 to March 31, 2004	—	—		—	—

Total ………...	418	$1.00		—	—

(1)   Consists of repurchases of shares by the Company from employees or consultants pursuant to, in each case, an agreement permitting the Company to repurchase, in the event of the employee or consultant’s termination, shares previously purchased by the employee but which had not vested at the time of termination.

Item 6. Exhibits and Reports on Form 8-K .

(a)     Exhibits:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1
Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

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
__________

FORM 10-Q

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

+      The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purpose of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the Registrant specifically incorporates it by reference.

(b)   Reports on Form 8-K:

On February 3, 2004 the Company filed a current report on Form 8-K furnishing under Item 12 the Company’s financial results for its fiscal year ended December 31, 2004.

Form 10-Q for quarter ended March 31, 2004

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBEX COMMUNICATIONS, INC.

Date: May 7, 2004	By:	/s/ MICHAEL T. EVERETT

Title Chief Financial Officer (Duly Authorized Officer, Principal Financial and Principal Accounting Officer)

Form 10-Q for quarter ended March 31, 2004

FORM 10-Q

EXHIBIT INDEX
Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1
Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

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
__________

*   Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on September 21, 2000.

**  Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

+     The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purpose of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the Registrant specifically incorporates it by reference.

Form 10-Q for quarter ended March 31, 2004