Form 10-Q
period 2004-06-30
WEBEX COMMUNICATIONS INC
filed 2004-08-09
CIK 1109935

Form 10Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________
FORM 10-Q
___________________
(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

On July 30, 2004, 44,316,449 shares of Registrant's Common Stock, $0.001 par value were outstanding.

Form 10Q
WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
JUNE 30, 2004

Form 10Q
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2004	December 31, 2003

Current assets:	(Unaudited)
Cash and cash equivalents.	$41,012	$70,996
Short-term investments.	121,241	63,639
Accounts receivable, net of allowances of $6,261 and $6,837, respectively .	26,657	21,414
Deferred tax assets.	14,623	14,623
Prepaid expenses and other current assets.	2,969	2,505

Total current assets.	206,502	173,177
Property and equipment, net.	40,547	19,275
Goodwill.	1,389	------
Deferred tax assets.	6,481	6,809
Other non-current assets.	2,359	2,235

Total assets.	$257,278	$201,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	$9,536	$4,648
Accrued liabilities.	19,794	18,953
Deferred revenue.	10,588	9,648
Income tax payable.	7,765	2,353

Total liabilities.	47,683	35,602

Commitments and contingencies

Stockholders' equity:
Common stock.	44	43
Additional paid-in capital.	235,402	213,275
Deferred equity-based compensation.	(25)	(74)
Accumulated other comprehensive income.	2,811	1,573
Accumulated deficit.	(28,637)	(48,923)

Total stockholders' equity.	209,595	165,894

Total liabilities and stockholders' equity.	$257,278	$201,496

See accompanying notes to condensed consolidated financial statements.

Form 10Q
WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data; unaudited )

                                                                  Threee Months Ended              Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net revenues.	$61,128	$44,909	$117,472	$86,717
Cost of revenues.	10,384	7,451	19,909	14,857

Gross profit.	50,744	37,458	97,563	71,860

Operating expenses:
Sales and marketing.	21,377	19,051	41,301	37,447
Research and development.	8,265	6,098	15,480	12,156
General and administrative.	5,030	2,988	8,437	5,790
Equity-based compensation*.	(130)	577	381	896

Total operating expenses.	34,542	28,714	65,599	56,289

Operating income .	16,202	8,744	31,964	15,571
Interest and other income, net.	433	298	545	694

Net income before income tax.	16,635	9,042	32,509	16,265
Provision for income tax.	6,350	1,175	12,223	2,115

Net income .	$10,285	$7,867	$20,286	$14,150

Net income per share:
Basic.	$0.23	$0.19	$0.47	$0.35
Diluted.	0.22	0.19	0.44	0.33

Shares used in per share calculations:
Basic.	43,807	41,208	43,380	41,004
Diluted.	46,499	42,415	46,479	42,331

*Equity-based compensation:
Sales and marketing.	$(11)	$141	$40	$ 240
Research and development.	11	119	38	226
General and administrative.	(130)	317	303	430

	$(130)	$577	$381	$ 896

See accompanying notes to condensed consolidated financial statements.

Form 10Q
WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six Months Ended

		June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income		$20,286	$14,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales allowance.		3,850	6,018
Depreciation and amortization.		5,400	6,315
Tax benefit of stock plans.		4,300	---
Equity-based compensation.		381	871
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable.		(8,518)	(5,955)
Prepaid expenses and other current assets.		(464)	(245)
Other non-current assets.		719	43
Accounts payable.		4,888	1,804
Accrued liabilities.		841	1,994
Income tax payable.		5,333	1,417
Deferred revenue.		940	1,182
Other.		1,238	122

Net cash provided by operating activities.		39,194	27,716

Cash flows from investing activities:
Repayment of note receivable from related party.		---	45
Refund of security deposits .		---	4
Purchases of property and equipment.		(26,409)	(3,691)
Business and asset acquisition.		(2,663)	(686)
Net purchases of short-term investments .		(57,602)	(14,694)

Net cash used in investing activities.		(86,674)	(19,022)

Cash flows from financing activities:
Net proceeds from issuances of common stock.		17,496	3,880
Repurchase of restricted stock.		---	(19)
Principal payments on capital lease obligation.		---	(489)

Net cash provided by financing activities.		17,496	3,372

Net change in cash and cash equivalents.		(29,984)	12,066
Cash and cash equivalents at beginning of the period.		70,996	32,597

Cash and cash equivalents at end of the period.		$41,012	$44,663

Supplemental disclosures of non-cash investing and financing activities:
Decrease in deferred equity-based compensation.		$(99)	$(121)

Unrealized gain on investments.		$59	$129

Liabilities recorded in conjunction with business acquisitions		$732	$208

Cash paid for:
Interest.	$	---	$11

Income taxes		$2,591	$1,213

See accompanying notes to condensed consolidated financial statements.

Form 10Q
WEBEX COMMUNICATIONS, INC.
June 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts; unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of WebEx Communications (“the Company” or “WebEx”) as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue Recognition

Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “ Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” , and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. Webex considers all such deliverables to be one unit of accounting as such items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably, (i.e. straight-line) over the initial term of the contract. Committed or subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. In addition to committed, or subscription service revenue, WebEx derives revenue from pay-per-use services, telephony and other per-minute-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, which represent most of the Company’s reselling arrangements, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. When WebEx bills the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the distribution partner are recorded as sales expense.

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

In third quarter of 2003, WebEx recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized as cash is received from the reseller. Also under the reseller arrangement, WebEx provides maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue, WebEx entered into a loan agreement with this reseller in the fourth quarter of 2003. Under the terms of the loan agreement, WebEx lends the reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has negative cash flow. As of June 30, 2004, WebEx had loaned the reseller $0.4 million and recorded a reserve for the full amount of the loan. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operations of the reseller. Revenue is recognized on a cash received basis from the reseller because collectibility is not reasonably assured prior to collection. No revenue was recognized in the fourth quarter of 2003 or the first and second quarters of 2004, and no revenue will be recognized from this reseller going forward until all outstanding loan amounts have first been paid in full.

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

3. Sales Reserve and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve at the time of sale for losses on receivables resulting from customer cancellations or terminations. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. Increases to the sales reserve are charged to revenues. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the quarters ended June 30, 2004 and 2003:

	Quarter Ended

	June 30, 2004	June 30, 2003

Balance at beginning of quarter	$6,331	$7,286

Sales reserve
Balance at beginning of quarter	4,682	3,710

Deducted from revenue	2,309	3,585
Amounts written off	(1,996)	(2,429)

Change	313	1,156

Form 10Q
WEBEX COMMUNICATIONS, INC.
June 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts; unaudited)

Balance at end of quarter	4,995	4,866

Allowance for doubtful accounts
Balance at beginning of quarter	1,649	3,576

Charged (credited) to bad debt expense	(135)	122
Amounts written off .	(248)	(630)

Change	(383)	(508)

Balance at end of quarter	1,266	3,068

Balance at end of quarter .	$6,261	$7,934

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

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Net income.	$10,285	$7,867	$20,286	$14,150

Denominator:
Denominator for basic net income per share.	43,807	41,208	43,380	41,004

Effect of dilutive securities:
Weighted average restricted shares subject to repurchase.	---	145	---	197
Weighted average options outstanding.	2,692	1,062	3,099	1,130

Denominator for diluted net income per share.	46,499	42,415	46,479	42,331

Basic net income per common share.	$0.23	$0.19	$0.47	$0.35

Diluted net income per common share.	$0.22	$0.19	$0.44	$0.33

Form 10Q WEBEX COMMUNICATIONS, INC. June 30, 2004 and 2003 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands except per share amounts; unaudited)
The following potential common shares have been excluded from the computation of diluted net income per share for the six months ended June 30, 2004 and 2003 because their inclusion would have been antidilutive:

	June 30,

	2004	2003

Shares issuable under stock options.	2,179	6,878

The exercise price of antidilutive stock options outstanding as of June 30, 2004 range from $24.02 to $55.37 and as of June 30, 2003 the range was from $11.50 to $55.38.

5. Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments and unrealized gains on investments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Income.	$10,285	$7,867	$20,286	14,150
Other comprehensive income (loss), net of tax:
Foreign currency translation djustments.	1,744	8	1,179	(7)
Unrealized gain on investments.	18	(53)	59	129

	1,762	(45)	1,238	122

Comprehensive income	$12,047	$7,822	$21,524	$14,272

6. Business Combination

In April 2004, WebEx acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. WebEx is in the process of renaming the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India will endeavor to maintain the CyberBazaar offices, management team and employees. The total purchase price for net assets acquired was $2,663, paid in cash, and was allocated as follows:

	Amount	Estimated life (years	)

Net tangible assets	$885
Developed technology	100	3
Customer contracts	70	1
Customer relationships	450	5
Trade name	160	3
Goodwill	1,389
Deferred tax liability, net	(391)

	$2,663

The results of Cyberbazaar are included in the consolidated financial statements of WebEx subsequent to April 30, 2004, the effective date of the acquisition. Additional payments of as much as $1.4 million may be paid one year from the closing of the acquisition, based on the performance of CyberBazaar for the one-year period following the closing of the acquisition. Additional payments are tied to continued employment by the former owners of CyberBazaar and accordingly are being expensed as compensation. An

Form 10Q
WEBEX COMMUNICATIONS, INC.
June 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts; unaudited)

accrual is made quarterly based on our assessment of the most likely payout. Pro-forma financial information for this acquisition is not presented because the results of operations of CyberBazaar are not material to the results of operations of WebEx prior to the date of acquisition.

7. Related Party Transactions

In October 2003, WebEx licensed certain pre-release platform software from Cordys USA Inc., a company owned by an affiliate of WebEx’s largest shareholder, of whom one of WebEx’s directors is managing director. Pre-release software is software that is still being evaluated by the software developer, with or without the help of outside parties, and which is not yet generally commercially available. WebEx paid no money for the pre-release software license, but did provide, free of charge, assistance to Cordys in the design and testing of the pre-release software. WebEx is using the Cordys software as the platform on which it is running a new business processing system to capture, and record for billing and financial statement generation purposes, customer usage of our various services, which was put into service in June 2004. For accounting purposes, WebEx could not determine the fair-market value of the pre-release Cordys software based upon the external commercial market for the software, since no such market exists. Likewise, WebEx could not account for the value of the software based on an internal accounting measure such as the value of the design and testing services performed by our engineers, since our engineers were not specifically assigned to test the software but rather did so only on a part-time and unscheduled basis. In any event, the Company determined that, apart from the issue of whether it could adequately measure and record the value of the design and testing services it provided to Cordys, under applicable accounting rules the Company was required to expense such costs as it was not certain to the Company’s engineers until early June 2004 that the Cordys software would meet appropriate performance and reliability requirements for the running of the internal-use application software on the platform. Given this fact, the Company determined that it was required under American Institute of Certified Public Accountants Statement of Position (SOP) 98-1 to expense the costs incurred prior to early June 2004.

8. Equity-Based Compensation

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), “ Accounting for Stock Issued to Employees”, and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

The Company accounts for stock awards to parties other than employees and directors in accordance with the provisions of SFAS 123, “ Accounting for Stock-Based Compensation” , and EITF Issue No. 96-18, “ Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” . The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income (loss) amounts appearing below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income as reported	$10,285	$7,867	$20,286	$14,150

Add Back: Stock-based compensation included in determination of net income, net of tax	(180)	502	238	779

Deduct: Stock-based compensation including employees determined under the fair-value based method, net of tax	(6,178)	(7,391)	(12,895)	(15,476)

Pro-forma net income (loss) as if the fair value based method had been applied to all awards	$3,927	$978	$7,629	($ 547)

Form 10Q
WEBEX COMMUNICATIONS, INC.
June 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts; unaudited)

Pro-forma net income (loss) per share as if the fair value based method had been applied to all awards:
Basic.	$0.09	$0.02	$0.18	($ 0.01)
Diluted.	$0.09	$0.02	$0.16	($ 0.01)

9. Land and Building Purchase

In February 2004, WebEx purchased approximately nine acres of real property in Mountain View, California on which resides a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. The purchase price was approximately $15,931 of which $9,731 was allocated to the land and $6,200 was allocated to the building. As part of the purchase, WebEx also acquired certain items of data infrastructure equipment previously installed and situated on the property. For the foreseeable future, WebEx intends to use this building primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network.

10. Commitments and Contingencies

At June 30, 2004, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $10,098. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $11,900. In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that will serve as our corporate headquarters. The lease term is for approximately ten years with initial occupancy commencing in the third quarter of 2004. We have a revolving credit line with a bank that provides available borrowings of up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of June 30, 2004, we had no outstanding borrowings under the credit line, but did have a $4.0 million letter of credit issued under the line as security for our new headquarters lease. Future minimum lease payments under this lease begin in January 2005 and total $23,800 for the life of the lease. Future minimum payments and purchase commitments by year and in the aggregate, as of June 30, 2004, are as follows (in thousands):

	Remaining six months of				2008 and
Contractual Obligations	2004	2005	2006	2007	after	Total

Operating leases	$ 2,363	$ 4,068	$ 2,976	$ 3,021	$ 23,232	$ 35,660
Purchase commitments	$ 7,699	42,264	$ 48	$ 87	---	$ 10,098

Total	$ 10,062	$ 6,332	$ 3,024	$ 43,108	$ 23,232	$ 45,758

11. Significant Customer Information and Segment Reporting

SFAS No. 131, “ Disclosure about Segments of an Enterprise and Related Information” , establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that

Form 10Q
WEBEX COMMUNICATIONS, INC.
June 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts; unaudited)

management organizes the operating segments within WebEx for making operational decisions and assessments of financial performance.

WebEx's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically, web communication services.

12. Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “ Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities not considered to be special purpose entities. The adoption of FIN 46R did not have a material effect on the Company’s financial position, results of operations or cash flows.

Form 10Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web conferencing services including our belief that there remains a critical transition period from second wave to mainstream adoption where the annual rate of growth of usage would exceed previous rates of growth, anticipated increase in our customer base, expansion of our service offerings and service functionalities, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand our operations internationally, our ability to expand our infrastructure to meet the demand for our services, our ability to control our expenses, our ability to recruit and retain employees, the ability of distribution partners to successfully resell our services, the economy, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our global WebEx MediaTone Network. We offer the following services: WebEx Meeting Center including WebEx Meeting Center Pro and Meeting Center Express, WebEx Training Center, WebEx Support Center, WebEx Event Center, WebEx Enterprise Edition, WebEx SMARTtech and WebEx Presentation Studio .

Our corporate and technical operations headquarters are located in northern California. In addition, we have nine non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the foreign jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, India, Australia, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites.

Revenue and Cash-Generation Models. We sell our services directly to customers, which in the second quarter of 2004 accounted for approximately 88% of our revenues, or $53.8 million. We also sell our services indirectly through our distribution partners, which in the second quarter of 2004 accounted for approximately 12% of our revenues, or

Form 10Q

$7.3 million. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, which represent most of our reselling arrangements, we contract directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner . When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue in these cases is recognized based on amounts charged to the end-user, and amounts paid to distribution partner are recorded as sales expense.

Historically, we have generated revenue based on a monthly, fixed-fee subscription pricing model. We refer to the revenue associated with these monthly, fixed-fee subscription arrangements, measured as of the end of any month, as committed revenue. We have two basic forms of monthly, fixed-fee subscription arrangements. Under one form of subscription arrangement, a customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that set number of users connected to WebEx meetings at any one time. Under the other form of subscription arrangement, a customer may subscribe to a minimum minutes commitment, which would enable the customer to have a set number of people minutes to utilize our services.

In contrast to fixed-fee or subscription-based pricing, there are several situations in which customers are charged per-minute or usage-based pricing. We refer to the revenue derived from this per-minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue . Our uncommitted revenue segments include: customer overage fees, telephony charges, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independent of us. A majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage-based. Uncommitted revenue increased as a percentage of our total revenue, from 27% in the first quarter of 2004 to 28% in the second quarter of 2004.

Market Opportunities, Related Challenges and Our Responses. We believe the market for web conferencing services to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology, or IT, spending and employee travel. In light of increased IT budget constraints reportedly faced by many companies, we believe a cost-saving decision is to hire an external web conferencing vendor to meet a company’s web conferencing needs, rather than undertaking the capital and personnel spending necessary to own and operate an internal company web conferencing network. Additionally, companies may perceive that web conferencing usage can reduce costs to the extent that web conferencing displaces the need for individuals within companies to travel in order to conduct business, conduct training or participate in large-attendee events.

Another trend favoring the projected growth of the web conferencing market is the relative infancy of the web conferencing market. This trend is favorable if one assumes that the rate of user adoption of web conferencing technology will follow the sequential and roughly quantifiable pattern of market development observed with many other commercially successful technologies. According to this pattern, the first users of a new technology are the innovators—a relatively modest number of users who first discover and make use of a new technology. If the product is useful, a second wave of users arises which can be many times larger than the number of innovator-users. This appreciably larger number of users materializes because employers start to understand the utility of the technology and encourage or require employee usage of the technology. Eventually, if the utility of the technology is compelling enough, the technology becomes a staple of most workplaces and the technology is deemed mainstream. The greatest growth in the market occurs during this migration from the second stage to mainstream usage. One such example of this adoption pattern is usage of the desktop computer during the 1980s. Another example is usage of word processing software associated with the desktop computer during the 1990s. In each instance, time required to migrate from the early adoption phase to the mainstream phase exceeded ten years.

With some technologies, the adoption pattern described above does not materialize fully. If a technology has experienced early-adopter or second wave usage but then proves not as useful as first believed or touted, or if an alternative technology emerges, that technology may never progress to mainstream use. We believe that, at present, web conferencing appears to be in either a very late early adopter or an early second stage usage phase. Usage of the technology has penetrated many worldwide corporations, but with many of these customers, this penetration is in only one, or just a few, divisions or departments of the corporation and thus the percentage of employee users is still fairly low. So, there may remain ahead for web conferencing the critical transition period from second wave to mainstream adoption, where we believe the annual rate of growth of usage could exceed previous rates of growth. However, there can be no assurance that web conferencing will progress to mainstream use, and in fact usage of web conferencing could regress.

Form 10Q

There exist a number of challenges to the projected market growth scenario for web conferencing. One is a concern, actual or perceived, about security. As the universe of corporate activities that can be conducted through a web conference expands, more and more of these activities will embrace sensitive corporate financial data, plans, projects or other proprietary information. If web conferencing technologies do not have embedded within them adequate security protections so that the contents of a web conference will remain private among the participants, usage may not grow as projected. Moreover, to the extent that there occur publicized incidents of security breaches associated with usage of a web conferencing technology, no matter who the vendor, the security-related concerns of potential users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

Another challenge to broad adoption of web conferencing services is achieving general acceptance of this mode of communication as a normal part of business activity. Individuals may not feel comfortable using the technology, or they may prefer traditional means of communicating such as the telephone or face-to-face meetings. Broad adoption of web conferencing will require users to incorporate the use of this technology as part of their normal business activity.

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies with respect to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, IBM, Macromedia, Microsoft, Oracle and Raindance.

Microsoft, which in 2003 acquired our competitor Placeware, is currently offering a web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is being marketed as part of the new Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater marketing resources to the web communications market than it has in the past, and Microsoft has in recent months launched more aggressive marketing programs for its Office Live Meeting offering. On the product side, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser markets to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, the revenues of its competitors in this market, including us, could be significantly harmed.

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

Revenue Recognition.      Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “ Application of AICPA Statement of Position 97-

Form 10Q

2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” , and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term, the Company may provide training services, web-page design and set-up services. Webex considers all such deliverables to be one unit of accounting as such items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably, (i.e. straight-line) over the initial term of the contract. Committed or subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. In addition to committed, or subscription service revenue, WebEx derives revenue from pay-per-use services, telephony and other per-minute-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by us. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, which represent most of our reselling arrangements, we contract directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner . When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue in these cases is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense.

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

In third quarter of 2003, WebEx recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. Also under the reseller arrangement, WebEx provides maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue, we entered into a loan agreement with this reseller in the fourth quarter of 2003. Under the terms of the loan agreement, WebEx will loan the reseller operating capital to partially fund its early-stage operations. As of June 30, 2004, WebEx had loaned the reseller $0.4 million and have recorded a reserve for the full amount of the loan. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. Revenue is recognized on a cash received basis from the reseller because collectibility is not reasonably assured prior to collection. No revenue was recognized in the fourth quarter of 2003 or the first and second quarters of 2004, and no revenue will be recognized from this reseller going forward until all outstanding loan amounts have first been paid in full.

Sales Reserve . The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenues at the time of the sale. Increases to sales reserve are charged to revenues, reducing the revenues otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenues would be different from what was reported.

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

Form 10Q

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended June 30, 2004, in thousands:

	Quarter Ended

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002

Balance at beginning of quarter	$6,331	$6,837	$7,351	$7,934	$7,286	$7,332	$6,911	$6,910

Sales reserve
Balance at beginning of quarter	4,682	4,571	4,618	4,866	3,710	3,948	4,461	5,338

Deducted from revenues	2,309	2,115	1,919	2,657	3,585	1,679	1,092	867
Amounts written off	(1,996)	(2,004)	(1,966)	(2,905)	(2,429)	(1,917)	(1,605)	(1,744)

Change	313	111	(47)	(248)	1,156	(238)	(513)	(877)

Balance at end of quarter	4,995	4,682	4,571	4,618	4,866	3,710	3,948	4,461

Allowance for doubtful accounts
Balance at beginning of quarter	1,649	2,266	2,733	3,068	3,576	3,384	2,450	1,572

Charged (credited) to bad debt expense	(135)	(439)	(268)	364	122	632	1,392	1,801
Amounts written off	(248)	(178)	(199)	(699)	(630)	(440)	(458)	(923)

Change	(383)	(617)	(467)	(335)	(508)	192	934	878

Balance at end of quarter	1,266	1,649	2,266	2,733	3,068	3,576	3,384	2,450

Balance at end of quarter .	$6,261	$6,331	$6,837	$7,351	$7,934	$7,286	$7,332	$6,911

Gross accounts receivable	$32,918	$29,198	$28,251	$27,651	$27,336	$26,396	$26,797	$24,648

Reserve as a percentage of accounts receivable	19.0%	21.7%	24.2%	26.6%	29.0%	27.6%	27.4%	28.0%

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

Form 10Q

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.

                                                                      Three Months Ended                Six Months Ended
                                                                                          June 30                                  June 30
	2004	2003	2004	2003

Net revenues.	100%	100%	100%	100%
Cost of revenues.	17	17	17	17

Gross profit.	83	83	83	83
Operating expenses:
Sales and marketing.	35	42	35	43
Research and development.	14	14	13	14
General and administrative.	8	7	7	7
Equity-based compensation.	--	1	--	1

Total operating expenses.	57	64	56	65

Operating income.	26	19	27	18
Interest and other income, net.	1	1	--	1
Provision for income tax.	10	2	10	3

Net income.	17%	18%	17%	16%

Net revenues. Net revenues increased $16.2 million to $61.1 million for the three months ended June 30, 2004 from $44.9 million for the three months ended June 30, 2003, representing a 36% increase from 2003 to 2004. Net revenues increased $30.8 million to $117.5 million for the six months ended June 30, 2004 from $86.7 million for the six months ended June 30, 2003, representing a 35% increase from 2003 to 2004. The increases for the three and six months ended June 30, 2004 were primarily due to growth in our domestic and international subscriber customer base and increased usage of existing and new products. By the end of June 2004, the number of customers in our subscriber base had grown by more than 25% from the end of June 2003.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as our monthly run rate, or MRR. For external reporting and internal analytical purposes, we calculate MRR as of the end of, or exiting, a fiscal quarter. We define our monthly run rate at the end of any quarter as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes and ports that are contractually committed to us, as of the end of the last month of the quarter, and (ii) average uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues for the quarter divided by three. Our monthly subscription contracts at the end of June 2004 were approximately $15.1 million and our average uncommitted revenue in June 2004 was $5.9 million, and thus our monthly run rate exiting June 2004 was $21.0 million. Certain one-time charges, such as set up fees recognition of previously billed commitments, certain managed events and adjustments to the sales reserve, are not captured in MRR.

Another metric we use to analyze customer losses and to help forecast future revenues is average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts during the quarter, or one-third (1/3) of the total contract dollar amount of ports subscriptions and minimum minutes subscriptions that have expired or otherwise terminated or have been renegotiated or renewed at a lower value during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter. We calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended June 30, 2004 was 1.8%. The following table shows our MRR, and lost subscription MRR, for the eight quarters ended June 30, 2004 in millions:

	Quarter Ended
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Uncommitted usage – monthly average during the quarter	$5.9	$5.1	$4.2	$4.2	$3.8	$3.0	$2.3	$1.8
Contracted subscriptions at the end of the quarter	15.1	14.1	13.4	12.7	12.3	11.6	11.1	10.5

Total MRR	$21.0	$19.2	$17.6	$16.9	$16.1	$14.6	$13.4	$12.3

% of subscription MRR lost	1.8%	1.8%	1.8%	2.2%	2.2%	2.2%	2.6%	2.6%

Form 10Q

Cost of revenues. Our cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $2.9 million to $10.4 million for the three months ended June 30, 2004 from $7.5 million for the three months ended June 30, 2003. As a percent of revenue, cost of revenues remained constant at 17% for the three months ended June 30, 2003 and 2004. Cost of revenues increased $5.0 million to $19.9 million for the six months ended June 30, 2004 from $14.9 million for the six months ended June 30, 2003. As a percentage of revenues, cost of revenues remained constant at 17% for the six months ended June 30, 2003 and 2004. The increase in absolute dollars for the three and six months ended June 30, 2004 was primarily due to increases in the costs for delivering existing and new services to more customers domestically and internationally, additions to our technical staff to support our installed base of customers, and expenditures to expand and improve our worldwide network. The consistency in the cost of revenues as a percentage of revenues was primarily due to cost efficiency gained as a result of spreading existing cost over incremental customers. In February 2004, we spent $15.9 million to purchase land and a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004, we intend to move and expand our primary switching center facility to this building to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $2.3 million to $21.4 million for the three months ended June 30, 2004 from $19.1 million for the three months ended June 30, 2003. Sales and marketing expense increased $3.9 million to $41.3 million for the six months ended June 30, 2004 from $37.4 million for the six months ended June 30, 2003. The increases for the three and six months ended June 30, 2004 were primarily due to the result of increased spending on sales and support personnel, and commission expenses associated with our increased sales volume and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expense increased $2.2 million to $8.3 million for the three months ended June 30, 2004 from $6.1 million for the three months ended June 30, 2003. Research and development expense increased $3.3 million to $15.5 million for the six months ended June 30, 2004 from $12.2 million for the six months ended June 30, 2003. The increases for the three and six months ended June 30, 2004 were primarily related to personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products. During the first quarter of 2003, we transitioned the cost of development activities conducted in China from contract-based to employee-based.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $2.0 million to $5.0 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003. General and administrative expense increased $2.6 million to $8.4 million for the six months ended June 30, 2004 from $5.8 million for the six months ended June 30, 2003. The increases for the three and six months ended June 30, 2004 were primarily due to increased spending on employee-related expenses, increased legal expenses and professional expenses to address the new regulations imposed by the Sarbanes-Oxley Act of 2002 and for the implementation of new order entry, customer management and billing software, partially offset by decreases in bad debt expense. Bad debt expense decreased $0.2 million to a credit of $0.1 million in the three months ended June 30, 2004 from an expense of $0.1 million in the three months ended June 30, 2003. Bad debt expense decreased $1.3 million to a credit of $0.6 million in the six months ended June 30, 2004 from an expense of $0.8 million in the six months ended June 30, 2003. These decreases were due to lower calculated potential future credit losses based on historical losses .

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $0.7 million to a credit of $0.1 million for the three months ended June 30, 2004 from a charge of $0.6 million for the three months ended June 30,

Form 10Q

2003. Equity-based compensation expense decreased $0.5 million to $0.4 million for the six months ended June 30, 2004 from $0.9 million for the six months ended June 30, 2003. These decreases were due to the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net increased $0.1 million to $0.4 million for the three months ended June 30, 2004 from $0.3 million for the three months ended June 30, 2004. Interest and other income, net decreased $0.2 million to $0.5 million for the six months ended June 30, 2004 from $0.7 million for the six months ended June 30, 2003. The increases for the three months ended June 30, 2003 were primarily due to decreased loss from currency exchange. In the six months ended June 30, 2004 and 2003, respectively, other expenses included a loss from currency exchange of $0.3 million and $0.0 million as a result of non-functional currency transactions of our subsidiaries.

Provision for income taxes. We recorded a provision for income taxes of $6.4 million for the three months ended June 30, 2004, and a provision for income taxes of $12.2 million for the six months ended June 30, 2004 based on our estimated effective tax rate for full year 2004 of 37.6%. The quarter ended June 30, 2004 contained a $0.6 million catch-up adjustment as the estimated annual rate was increased from 37% to 37.6% in the second fiscal quarter. Our effective tax rate for 2004 is higher than 2003 because the 2003 rate did not include a component for U.S. federal tax since we had net operating loss carry forwards available to offset U.S. taxable income that were not recognized as deferred tax assets. We continue to use net operating loss carryforwards to offset U.S. taxable income in 2004, but the utilization now results in income tax expense since the related deferred tax assets were recognized in the fourth quarter of 2003.

Net income. As a result of the foregoing, net income increased $2.4 million to $10.3 million for the three months ended June 30, 2004 from $7.9 million for the three months ended June 30, 2003. Net income increased $6.1 million to $20.3 million in the six months ended June 30, 2004 from $14.2 million in the six months ended June 30, 2003.

Liquidity and Capital Resources

We have generated net positive cash flow from operations since the third quarter of 2002. We anticipate cash flow from operations will be sufficient to fund our current operations as well as fund future expansion.
As of June 30, 2004, cash, cash equivalents and short-term investments were $162.3 million, an increase of $27.6 million compared to $134.6 million as of December 31, 2003.

Net cash provided by operating activities was $39.2 million for the six months ended March 31, 2004, as compared to $27.7 million for the six months ended June 30, 2003. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components and increases in accounts payable, income tax payable and deferred revenue, partially offset by an increase in accounts receivable .

Net cash used in investing activities was $86.7 million for the six months ended June 30, 2004, as compared to $19.0 million for the six months ended June 30, 2003. The increase in net cash used in investing activities related primarily to the net purchase of short-term investments, land and building for our new switching center and capital expenditures for equipment, hardware and software used in our MediaTone Network.

Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2004, as compared to $3.4 million for the six months ended June 30, 2003. The increase in net cash provided by financing was primarily the result of cash received on stock options exercised and employee stock purchase plan purchases.

As of June 30, 2004, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $10.1 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

Form 10Q

We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $11.9 million. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California, that will serve as our corporate headquarters. The lease term is for approximately ten years with initial occupancy commencing in the third quarter of 2004. Future minimum lease payments under this lease begin in January 2005 and total an aggregate of $23.8 million for the life of the lease.

We have a revolving credit line with a bank that provides available borrowings of up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of June 30, 2004, we had no outstanding borrowings under the credit line, but did have a $4.0 million letter of credit issued under the line as security for our new headquarters lease.

In the first quarter of 2004, we purchased land and a building for approximately $15.9 million. Additional cash will be required to move and expand our existing switching center to the new facility during 2004. Owning the facility that contains our switching center eliminates certain issues related to leasing a facility to house this critical infrastructure component of our business. For example, were we to lease rather that own such facility, we would be subject to the risks of an uncertain future rental market, the possibility of lessor bankruptcy or the like, the occurrence of which could substantially increase our operational costs.

In April 2004, we completed the acquisition of CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. We are in the process of renaming the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India will endeavor to maintain the CyberBazaar offices, management team and employees. We currently do not expect the CyberBazaar acquisition to have any material impact on our financial condition, results of operations, or liquidity in 2004. WebEx paid the former CyberBazaar shareholders approximately $2.6 million in cash at closing. Additional payments of as much as $1.4 million may be paid one year from the closing of the acquisition, based on the performance of CyberBazaar for the one year period following the closing of the acquisition. Additional payments are tied to continued employment by the former owners of CyberBazaar and accordingly are being expensed as compensation. An accrual is made quarterly based on our assessment of the most likely payout.

We expect that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in the current quarter and each of the previous eight quarters. We anticipate that we will continue to generate positive cash flow from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Long Term Contracts

The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating lease	$35,660	$2,363	$10,065	$23,232
Purchase commitments	10,098	7,699	2,399	---

Total	$45,758	$10,062	$12,464	$23,232

Form 10Q

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

Although we realized net earnings for each of the ten prior fiscal quarters including the second quarter in 2004, there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future years or quarters.

We realized net earnings in each of the eight fiscal quarters in 2002 and 2003, and the first two fiscal quarters in 2004. However, we may experience net losses in future years or quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share of the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of June 30, 2004, we had an accumulated deficit of approximately $28.6 million.

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

From a revenue standpoint, our dominant pricing model has been a monthly, fixed-fee subscription model. Under this model, a customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that same number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment which would provide the customer with a set number of people minutes with which to utilize our services.

In addition, there are several situations in which customers are charged per minute, or usage-based pricing. These include: customer overage fees, telephony charges, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independent of us. The vast majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website and purchases the service by paying online by credit card, the pricing is per-minute or usage based.

Historically, the majority of our revenue has been fixed fee, but an increasing percentage of our revenue is derived from usage-based pricing models. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the percent of our revenue derived from the various per-minute or usage-based sources increases, our overall revenue becomes more difficult to predict. Since fixed fee revenue is what we refer to as committed revenue, and the usage-based revenue is what we call uncommitted revenue, another way to describe this increasing unpredictability is that our uncommitted revenues are growing faster than our committed revenues.

A number of other factors could also cause fluctuations in our operating results.

Factors outside our control include:

–     our distribution partners’ degree of success in distributing our services to end-users;

Form 10Q

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

–     changes in our pricing policies.

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

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization and our network infrastructure, and on upgrading leased facilities such as our corporate headquarters. For example, in the first quarter of 2004 we purchased a building in Mountain View, California which will serve as our primary network switching facility, and in the second quarter of 2004 we entered into a ten-year lease for space in a building located in Santa Clara, California which will serve as our corporate headquarters. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer.

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

Form 10Q

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. Our lost subscription MRR, or an internal measurement tool we use to evaluate subscription-based revenues we have lost, for June 2004 was 1.8%. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of June 30, 2004, we had distribution agreements in place with telecommunications partners and software vendors that in this quarterly reporting period accounted for 12% of our revenue, which revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners are per minute or usage-based payments. The minority of payments are fixed-fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. Also, with regard to the potentially economically significant telecommunications-provider distribution channel for web conferencing services, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web communications services will suffer and our business and operating results will be harmed.

Our total revenue may suffer if we are unable to successfully manage our distribution relationships to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can acquire additional customers through distribution partners that we could not acquire through our direct sales efforts. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. A significant majority of our distribution partner agreements are of this type. We also have distribution arrangements where we, rather than the distribution partner, bills the end user. When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense. In either case, we do not benefit as much financially, for the same volume of WebEx service sold, than it would if the sale were made by us directly, without the contribution of the distribution partner, due to the revenue sharing arrangement or purchase discount given to the distribution partner. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from distribution partners, our revenue may decrease.

Form 10Q

We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

Our WebEx Meeting Center service accounted for approximately 50% of our revenue for the quarter ended June 30, 2004. We have developed and are selling other services, such as our Event Center (formerly OnStage), Training Center, Support Center and SMARTtech services and our audio conferencing service offered through our new subsidiary in India. However, these services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than Meeting Center, of if sales of Meeting Center decline or do not increase, our operating results will suffer.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have each day’s peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended June 30, 2004, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50%. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results would be harmed.

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

Since February 2003, we have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. WebEx has five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of June 30, 2004, approximately 631 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

Form 10Q

We could incur unexpected costs resulting from claims relating to use of our services.

Many of the business interactions supported by our services are critical to our customers’ businesses. Although it is not standard practice for us to do so, in some situations we do make warranties in our customer agreements as to service uptime, or the percentage of time that our network will be operational and available for customer use. Accordingly, any failure by us to fulfill such warranty obligation, or more generally any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our serviceos, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs.

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

Form 10Q

We license third-party technologies, and if we cannot continue to license these or alternate technologies in a timely manner and on commercially reasonable terms, our business could suffer.

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license database, operating system, server and enterprise marketing automation software, billing software, font-rendering technology and voice-over-Internet protocol (VOIP) technology . These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services, our marketing communications operations or our online sales operations. This in turn could harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,334 at March 31, 2004 to 1,583 at June 30, 2004, which increase includes the addition of approximately 135 employees in connection with the CyberBazaar acquisition. We expect continued increases in our personnel during the remainder of 2004. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are in the process of updating some of our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these updated systems do not meet our requirements or are not deployed in a timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. Our worldwide headcount increased by 249 from March 31, 2004 to June 30, 2004. We expect to continue to increase our personnel during the remainder of 2004. In the past, we have had difficulty hiring qualified personnel as quickly as we have desired. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. In addition, if we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Interruption or malfunction of our internal business processing systems, including a new system we plan to install during 2004, could disrupt the services we provide our customers and could harm our business .

Our business, with its over 10,100 customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. In June 2004, we began installation and use of a comprehensive new business processing system to capture, and record for billing and financial statement generation purposes, customer usage of our various services. We intend to complete all phases of this deployment prior to the end of 2004. Any material interruption or malfunction of one or more such systems, including bugs, start-up problems or other malfunctions relating to the new system, could cause delays or errors in transaction processing, could negatively affect customer relationships, and could harm our business . Also, because we are new to operating this new business processing system and because of the lack of pre-existing documentation as to certain aspects of its operation, we could incur higher-than-anticipated costs in creating the documentation and in conducting the testing necessary under federal Sarbanes-Oxley regulations requiring us to document and test our internal controls by the end of calendar year 2004. These costs could have a short-term negative effect on our business.

Form 10Q

Interruptions in either our internal or outsourced computer and communications systems, including any relating to our transitioning our network switching infrastructure to a new building we have recently purchased, could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. We anticipate installing an updated version of our server management system during 2004, which system monitors and reports on the status of our various servers through which our real-time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur. Finally, in February 2004 we purchased approximately nine acres of real property in Mountain View, California on which resides a building which we intend to use primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network. Any malfunction or service interruption we suffer in transitioning our network switching operations to the new building could disrupt our communications services, could harm our relationships with our customers and distribution partners, and could harm our business. This transitioning of network operations to the new building has begun and is expected to be completed by the end of the third quarter of 2004.

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

Form 10Q
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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Connect, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. Federal trademark applications acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,
–     third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. In addition, we may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where case facts and other conditions warrant, consider settlement options. For example, in March 2003 we received a letter from a company alleging that we infringed several of that company’s patents. We reviewed the company’s allegations and other relevant patents and publications and responded by providing arguments and materials supporting our position that we do not infringe the cited patents and that the patents are invalid. We have had subsequent communications with the other company regarding this matter. This or other intellectual property claims that may be asserted against us in the future could result in litigation. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

Form 10Q

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses, fail to complement our existing revenue models or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. For example, in April 2004 we completed the acquisition of CyberBazaar, the principal business of which today is audio conferencing. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. For example, in connection with the CyberBazaar acquisition, we have added approximately 135 employees in India to our worldwide employee base, we continue to offer the former CyberBazaar audio conferencing services and we plan to eventually integrate our WebEx audio conferencing and network technology into the former CyberBazaar operation. However, if we fail to integrate the former CyberBazaar employees into our company or successfully manage these new operations, or if we fail to successfully upgrade the former CyberBazaar audio conferencing assets or expand our worldwide network into India, the acquisition may not meet our financial expectations. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our CyberBazaar acquisition, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, IBM, Macromedia, Microsoft, Oracle and Raindance. Other companies could choose to extend their products and services to include interactive communications in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. For example, we offer VOIP to customers seeking that option for the audio portion of their web conferencing service activity, which puts us in competition with increasing numbers of low cost providers of VOIP products and services of ever-increasing quality. One or more of these competitors may offer a sufficiently low-cost, feature-attractive, audio-centric VOIP offering that, though not a web conferencing offering, might divert business away from us, or one or more of these competitors might themselves leverage their experience in the VOIP segment of web communications to develop and market a web-conferencing product or service of their own. Finally, our revenues and market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.

Microsoft may become a formidable competitor in the web communications market.

Microsoft, which in 2003 acquired our competitor Placeware, is currently offering a web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is being marketed as part of the new Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater marketing resources to the web communications market than it has in the past, and Microsoft has in recent months launched more aggressive marketing programs for its Office Live Meeting offering. On the product side, Microsoft could invest a significant amount of financial and technical

Form 10Q

resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with us, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser markets to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, our revenues and business could be significantly negatively affected. While we believe that our current market leadership in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network and offering web communications as a service, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft’s competitive activity in the web communications market could significantly harm our business.

Our future success depends on the broad market adoption and acceptance of web communications services.

The market for web communications services is relatively new and rapidly evolving. Market demand for communications services over the Web is uncertain. If the market for web communications services does not continue to grow, our business and operating results will be harmed. Factors that might influence broad market acceptance of our services include the following, all of which are beyond our control:

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

Because customers access our network through the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems and other high-bandwidth communications technologies, for providing reliable, high-performance Internet access and services. Because global commerce on the Web and the on-line exchange of information is relatively new and evolving, we cannot predict to what extent the Web will be a viable commercial marketplace over the long term. The success of our business will rely on the continued improvement of the Web as a convenient and reliable means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. If increases in web usage or the continued growth in reliability and capacity of the Internet fail to materialize, our ability to deliver our services may be adversely affected and our operating results could be harmed.

We face risks associated with government regulation of the Internet, and related legal uncertainties.

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. For example, media reports have surfaced from time to time concerning possible future regulation, and perhaps also taxation, of VOIP products and services similar to the manner in which current telephony services are currently regulated and taxed. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their

Form 10Q

validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business. In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web communications business, in which case our regulatory compliance obligations and associated financial burdens could increase.

Current and future economic and political conditions may adversely affect our business.

Current economic and political conditions, including the effects of the war in Iraq, uncertainty about Iraq’s political future, continuing tensions throughout the Middle East and the supply and price of petroleum products continue to impact the U.S. and global economy, and any negative development in one of these geopolitical areas could cause significant worldwide economic harm. In particular, any sustained increase in the price of petroleum products above present levels likely would negatively impact the U.S. and world economies. Moreover, depending on severity, any actual terrorist attack and particularly one within the United States could have a significantly negative effect on both the domestic and global economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

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

The Financial Accounting Standards Board (FASB) has proposed to change the way companies account for equity compensation in their financial statements. Although final rules regarding the timing and reporting methodology associated with this accounting change have not been issued at this time, and although Congress is actively considering legislation to limit the effect of the proposed changes, FASB has indicated that the new accounting standard would become effective for fiscal periods beginning after December 15, 2004. This anticipated change in accounting standards will likely require us to report employee compensation from stock options and the employee stock purchase plan as an expense, and in such event our net income would be negatively impacted. Because of the negative impact such accounting would have on our net income if such rules are adopted, we are likely to re-evaluate the form and amount of employee equity-based compensation we will provide in the future. If our evaluation results in our deciding to reduce the amount of equity-based compensation we provide to our employees, we may be forced to increase cash compensation to employees to make up for the loss of equity-based compensation opportunities, which would further reduce our earnings. We may have trouble retaining or recruiting key technical or management talent if we fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies.

Form 10Q

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between April 1, 2004 and June 30, 2004, our stock price has traded as high as $32.38 on April 12, 2004 and as low as $19.49 on June 14, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

–     variations in our actual or anticipated operating results;

–     sales of substantial amounts of our stock;

–     announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

–     litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

–     conditions in the Internet industry;

–     governmental regulation and legislation in the area of equity-based compensation, including the effect of final rules expected to be issued by FASB in the coming months requiring public companies to expense equity-based compensation; and

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

Item 4. Controls and Procedures

    (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, c

Form 10Q

an provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Form 10Q

PART II — OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders
    On May 19, 2004, we held our annual stockholders’ meeting at our headquarters, 307 West Tasman Drive, San Jose, California 95134. At such meeting, the following actions were voted upon:

  To elect the following individuals to the board of directors to serve a three year term expiring at WebEx’s 2007 annual meeting of stockholders or until their successors have been elected and qualified:
Director	The Votes for each Director	The Votes Withheld from each Director
Michael T. lynn	33,050,942	1,191,290
Casimir Skrzypczak	33,014,420	1,227,812

  To ratify the appointment of KPMG LLP as WebEx’s independent public accountants for the period ending December 31, 2004:

Votes For	Votes Against	Abstain
33,551,868	686,673	3,691

Item 6. Exhibits and Reports on Form 8-K .

(a)     Exhibits:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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

Form 10Q

(b)   Reports on Form 8-K:

On April 20, 2004, the Company filed a current report on Form 8-K furnishing under Item 12 the Company’s financial results for its first fiscal quarter ended March 31, 2004.

Form 10Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBEX COMMUNICATIONS, INC.
MICHAEL T. EVERETT
Date: August 9, 2004	By:	/s/ Michael T. Everett

Title Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

DEAN MACINTOSH
Date: August 9, 2004	By:	/s/ Dean MacIntosh

Title Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)

Form 10Q
EXHIBIT INDEX
Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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