Form 10-Q
period 2004-09-30
WEBEX COMMUNICATIONS INC
filed 2004-11-08
CIK 1109935

____________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 1, 2004, 44,682,475 shares of Registrant's Common Stock, $0.001 par value were outstanding.

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands; unaudited)

ASSETS

	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$73,635	$70,996
Short-term investments	90,931	63,639
Accounts receivable, net of allowances of $5,363 and $6,837, respectively	29,331	21,414
Deferred tax assets	14,623	14,623
Prepaid expenses and other current assets	5,096	2,505
Total current assets	213,616	173,177
Property and equipment, net	39,326	19,275
Goodwill and intangible assets, net	5,077	541
Deferred tax assets	6,476	6,809
Other non-current assets	1,125	1,694
Total assets	$265,620	$201,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,403	$4,648
Accrued liabilities	19,502	18,953
Deferred revenue	10,311	9,648
Income tax payable	8,513	2,353
Total liabilities	46,729	35,602

Commitments and contingencies

Stockholders' equity:
Common stock	44	43
Additional paid-in capital	233,790	213,275
Deferred equity-based compensation	(19)	(74)
Accumulated other comprehensive income	1,895	1,573
Accumulated deficit	(16,819)	(48,923)
Total stockholders' equity	218,891	165,894
Total liabilities and stockholders' equity	$265,620	$201,496

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data; unaudited)

                                                                                                                                                                                                  Three Month Ended                                               Nine Month Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net revenues	$63,968	$48,764	$181,440	$135,481
Cost of revenues	11,018	8,180	30,927	23,037
Gross profit	52,950	40,584	150,513	112,444
Operating expenses:
Sales and marketing	21,200	17,889	62,501	55,336
Research and development	9,122	5,992	24,602	18,148
General and administrative	4,419	3,671	12,856	9,461
Equity-based compensation*	66	406	447	1,302
Total operating expenses	34,807	27,958	100,406	84,247
Operating income	18,143	12,626	50,107	28,197
Interest and other income, net	172	237	717	931
Net income before income tax	18,315	12,863	50,824	29,128
Provision for income tax	6,497	1,672	18,720	3,787
Net income	$11,818	$11,191	$32,104	$25,341

Net income per share:
Basic	$0.27	$0.27	$0.74	$0.61
Diluted	0.26	0.25	0.69	0.59

Shares used in per share calculations:
Basic	44,026	41,788	43,596	41,268
Diluted	45,833	44,275	46,264	42,979

*Equity-based compensation:
Sales and marketing	$(1)	$67	$39	$ 307
Research and development	6	81	44	307
General and administrative	61	258	364	688
	$66	$406	$447	$ 1,302

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$32,104	$25,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales allowance	4,924	9,039
Depreciation and amortization	8,410	9,219
Tax benefit of stock plans	5,600	---
Equity-based compensation	447	1,302
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,266)	(9,874)
Prepaid expenses and other current assets	(2,591)	(470)
Other non-current assets	755	(8)
Accounts payable	3,755	(96)
Accrued liabilities	549	8,354
Income tax payable	6,087	---
Deferred revenue	663	1,322
Other	321	(880)
Net cash provided by operating activities	48,758	43,249

Cash flows from investing activities:

Refund of security deposits	---	4
Purchases of property and equipment	(28,096)	(6,665)
Business and asset acquisitions	(5,254)	(686)
Net purchases of short-term investments	(27,292)	(13,727)
Net cash used in investing activities	(60,642)	(21,074)

Cash flows from financing activities:
Net proceeds from issuances of common stock	20,354	10,401
Repurchase of common stock	(5,831)	(22)
Principal payments on capital lease obligation	---	(489)
Net cash provided by financing activities	14,523	9,890

Net change in cash and cash equivalents	2,639	32,065
Cash and cash equivalents at beginning of the period	70,996	32,597
Cash and cash equivalents at end of the period	$73,635	$64,662
Supplemental disclosures of non-cash investing and financing activities:
Decrease in deferred equity-based compensation	$(54)	$(223)
Unrealized gain on investments	$125	$68
Liabilities recorded in conjunction with business acquisitions	$732	$208
Cash paid for:
Interest	$2	$0
Income taxes	$7,106	$0

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

    The accompanying condensed consolidated financial statements of WebEx Communications (“the Company” or “WebEx”) as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

    The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future period, and the Company makes no representations related thereto.

    The consolidated financial statements include the accounts of WebEx and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

2. Revenue Recognition

    Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. WebEx considers all such deliverables to be one unit of accounting as such items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. Committed or subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. In addition to committed, or subscription service, revenue, WebEx derives revenue from pay-per-use services, telephony and other per-minute-based charges that are recognized as such services are prvided. WebEx refers to these forms of revenue as uncommitted revenue.

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

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

    In the third quarter of 2003, WebEx recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized as cash is received from the reseller. Also under the reseller arrangement, WebEx provides maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue, WebEx entered into a loan agreement with this reseller in the fourth quarter of 2003. Under the terms of the loan agreement, WebEx lends the reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has negative cash flow. As of September 30, 2004, WebEx had loaned the reseller $0.4 million and recorded a reserve for the full amount of the loan. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operations of the reseller. Revenue is recognized on a cash-received basis from the reseller because collectibility is not reasonably assured prior to collection. No revenue was recognized in the fourth quarter of 2003 or in 2004, and no revenue will be recognized from this reseller going forward until all outstanding loan amounts have first been paid in full.

    Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred subscription and distribution partner set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements. As of September 30, 2004 and December 31, 2003, accounts receivable includes unbilled receivables of $3.1 million and $1.9 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

3. Sales Reserve and Allowance for Doubtful Accounts

    WebEx records an estimate of sales reserve at the time of sale for losses on receivables resulting from customer cancellations or terminations. The sales reserve is estimated based on an analysis of the historical rate of cancellations or terminations. Increases to the sales reserve are charged to revenues, reducing the revenue otherwise reportable. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate.

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

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months
	September 30, 2004	September 30, 2003
Balance at beginning of quarter	$6,261	$7,934

Sales reserve
Balance at beginning of quarter	4,995	4,866

Deducted from revenue	1,331	2,657
Amounts written off	(1,879)	(2,905)
Change	(548)	(248)

Balance at end of quarter	4,447	4,618

Allowance for doubtful accounts
Balance at beginning of quarter	1,266	3,068

Charged (credited) to bad debt expense	(258)	364
Amounts written off .	(92)	(699)
Change	(350)	(335)

Balance at end of quarter	916	2,733

Balance at end of quarter .	$5,363	$7,351

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

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$11,818	$11,191	$32,104	$25,341

Denominator:
Denominator for basic net income per share	44,026	41,788	43,596	41,268

Effect of dilutive securities:
Weighted average restricted shares subject to repurchase	---	71	---	155
Weighted average options outstanding	1,807	2,416	2,668	1,556

Denominator for diluted net income per share	45,833	44,275	46,264	42,979

Basic net income per common share	$0.27	$0.27	$0.74	$0.61

Diluted net income per common share	$0.26	$0.25	$0.69	$0.59

    The following potential common shares have been excluded from the computation of diluted net income per share for the three months ended September 30, 2004 and 2003 because their inclusion would have been antidilutive (in thousands):

	September 30,
	2004	2003
Shares issuable under stock options	4,808	2,720

The exercise price of antidilutive stock options outstanding as of September 30, 2004 range from $16.27 to $55.38 and as of September 30, 2003 the range was from $13.44 to $55.38.

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Comprehensive Income

    Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains on investments as follows (in thousands):

                                                            Three Months Ended                          Nine Months Ended
                                                                September 30,                                     September 30,
	2004	2003	2004	2003
Net income	$11,818	$11,191	$32,104	$25,341
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(982)	(941)	197	(948)
Unrealized gain (loss) on investments	66	(61)	125	68
	(916)	(1,002)	322	(880)
Comprehensive income	$10,902	$10,189	$32,426	$24,461

6. Goodwill and Intangible Assets, net

    Goodwill and intangible assets, net as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	9/30/04		12/31/03
Goodwill	$1,389	$	---
Intellectual property rights	4,326		1,735
Trademark and domain name	1,303		523
	7,018		2,258
Less accumulated amortization	(1,941)		(1,717)
Intangible assets, net	$5,077		$541

    Amortization expense for the nine months ended September 30, 2004 and year ended December 31, 2003 was $225,000 and $157,000, respectively.

    The carrying amount of goodwill as of September 30, 2004 was $1.4 million. In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The goodwill resulted from the April 2004 acquisition of CyberBazaar of Bangalore India, an audio conferencing company, which was acquired to directly pursue the web conferencing market in India. WebEx paid the former CyberBazaar shareholders approximately $2.6 million in cash at closing. Additional payments of as much as $1.4 million may be paid one year from the closing of the acquisition, based on the performance of CyberBazaar for the one year period following the closing of the acquisition. Additional payments are tied to continued employment of the former owners of CyberBazaar at our new India subsidiary and, accordingly, are being expensed as compensation. An accrual is made quarterly based on our assessment of the most likely payout.

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Intangible assets, net consist of purchased intellectual property rights, trademarks, and domain names. Amortization is calculated using the straight-line method over the estimated useful lives of these assets. The trademarks and domain names are amortized over ten years, and the purchased intellectual property rights are amortized over three and ten years.

    In September 2004, WebEx entered into an agreement with NCR Corporation, a technology company, which included the acquisition from NCR of certain intangible assets and a release from any past liability associated with those assets. The terms of the agreement included WebEx’s acquiring five of NCR patents issued in the U.S. together with the foreign counterparts of those patents, obtaining licenses to certain other NCR patents for the life of those patents, and mutually agreeing with NCR not to commence legal actions against each other on other patents in the companies’ respective portfolios for a period of three years. The acquired patents were filed between 1993 and 1997. The amount paid by WebEx under the agreement which was allocated for the acquired intangible assets was $2.6 million, paid in cash and allocated based on the relative fair value as follows (in thousands except estimated life):

	Amount	Estimated life (years)
Patents Purchased and Licensed	$ 2,441	10
Covenant Not to Sue	150	3

    The remainder of the consideration under the agreement consisted of $0.3 million, which was allocated to the value of releases from any liability that might have accrued prior to the effective date of the agreement and which was charged to cost of revenues in the three months ended September 30, 2004.

 Future amortization expense of existing intangibles will be as follows (in thousands):

Period ending September 30,	Amortization expense
2004 (remaining 3 months)	$174
2005	654
2006	581
2007	468
2008	373
Future	1,438
Total amortization expense	$3,688

7. Equity-Based Compensation

    The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

    The Company accounts for stock awards to parties other than employees and directors in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

    Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income amounts appearing below (in thousands except per share amounts).

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$11,818	$11,191	$32,104	$25,341

Add back: Stock-based compensation included in determination of net income, net of tax	5	353	243	1,133

Deduct: Stock-based compensation including employees determined under the fair-value based method, net of tax	(7,275)	(7,073)	(20,254)	(22,432)

Pro-forma net income as if the fair value based method had been applied to all awards	$4,548	$4,471	$12,093	$4,042

Pro-forma net income per share as if the fair value based method had been applied to all awards:
Basic	$0.10	$0.11	$0.28	$0.10
Diluted	$0.10	$0.11	$0.26	$0.09

8. Commitments and Contingencies

    At September 30, 2004, WebEx has material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, of $13.8 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

    WebEx leases office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $10.6 million. In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California that will serve as our corporate headquarters. The lease term is for approximately ten years with initial occupancy commencing in the third quarter of 2004. We have a revolving credit line with a bank that provides available borrowings of up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability. As of September 30, 2004, the Company had no outstanding borrowings under the credit line, but did have a $4.0 million letter of credit issued under the line as security for our new headquarters lease. Future minimum lease payments under this lease begin in January 2005 and total $23.8 million for the life of the lease. Future minimum payments and purchase commitments by year and in the aggregate, as of September 30, 2004, are as follows (in thousands):

Contractual Obligations	Remaining three months of 2004	2005	2006	2007	2008 and after	Total
Operating leases	$1,108	$4,068	$2,976	$3,021	$23,232	$34,405
Purchase commitments	$9,350	$4,307	$46	$57	$--	$13,760
Total	$10,458	$8,375	$3,022	$3,078	$23,232	$48,165

WEBEX COMMUNICATIONS, INC.
September 30, 2004 and 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Significant Customer Information and Segment Reporting

    SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within WebEx for making operational decisions and assessments of financial performance.

    WebEx's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically, web communication services.

10. Recent Accounting Pronouncements

    In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and whether, accordingly, it should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities not considered to be special purpose entities. The adoption of FIN 46R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Overview

    Business, Principal Products, Locations. We offer several real-time, interactive, multimedia web communications services. These services allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones. Because our services enable users to share voice, data and video with others in remote locations, we believe we can enhance the quality and variety of real-time communications compared to traditional telephone communications. Our services enable users to engage in media-rich, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient.

    Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our global WebEx MediaTone Network. We offer the following services: WebEx Meeting Center including WebEx Meeting Center Pro and Meeting Center Express, WebEx Training Center, WebEx Support Center, WebEx Event Center, WebEx Enterprise Edition, WebEx SMARTtech, WebEx Presentation Studio, and our newest service, WebEx Sales Center, which we began offering to customers in September 2004.

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

    Revenue and Cash-Generation Models. We sell our services directly to customers, which sales in the third quarter of 2004 accounted for approximately 88% of our revenues, or $56.0 million. We also sell our services indirectly through our distribution partners, which sales in the third quarter of 2004 accounted for approximately 12% of our revenues, or $8.0 million. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such situations, which represent most of our reselling arrangements, we contract directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue in these cases is recognized based on amounts charged to the end-user, and amounts paid to the distribution partner are recorded as sales expense.

    Historically, we have generated revenue based on a monthly, fixed-fee subscription pricing model. We refer to the revenue associated with these monthly, fixed-fee subscription arrangements, measured as of the end of any month, as committed revenue. We have two basic forms of monthly, fixed-fee subscription arrangements. Under one form of subscription arrangement, a customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that set number of users connected to WebEx meetings at any one time. Under the other form of subscription arrangement, a customer may subscribe to a minimum minutes commitment, which would enable the customer to have a set number of people minutes per month with which to utilize our services.

    In contrast to fixed-fee or subscription-based pricing, there are several situations in which customers are charged per-minute or usage-based pricing. We refer to the revenue derived from this per-minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue. Our uncommitted revenue components include: customer overage fees, telephony charges, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independent of us. A majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage-based. Uncommitted revenue remained constant as a percentage of our total revenue at 28% in both the second and third quarters of 2004.

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

    Another trend favoring the projected growth of the web conferencing market is the relative infancy of the web conferencing market. This trend is favorable if one assumes that the rate of user adoption of web conferencing technology will follow the sequential and roughly quantifiable pattern of market development observed with many other commercially successful technologies. According to this pattern, the first users of a new technology are the innovators—a relatively modest number of users who first discover and make use of a new technology. If the product is useful, a second wave of users arises which can be many times larger than the number of innovator-users. This appreciably larger number of users emerges because employers start to understand the utility of the technology and encourage or require employee usage of the technology. Eventually, if the utility of the technology is compelling enough, the technology becomes a staple of most workplaces and the technology is deemed mainstream. The greatest growth in the market occurs during this migration from the second stage to mainstream usage. One such example of this adoption pattern is usage of the desktop computer during the 1980s. Another example is usage of word processing software associated with the desktop computer during the 1990s. In each instance, the time required to migrate from the early adoption phase to the mainstream phase exceeded ten years.

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

    Microsoft, which in 2003 acquired our competitor Placeware, is currently offering a web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is being marketed as part of the new Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater marketing resources to the web communications market than it has in the past, and Microsoft has in recent months launched more aggressive marketing programs for its Office Live Meeting offering. As to the product itself, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with WebEx, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser markets to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, the revenues of its competitors in this market, including us, could be significantly harmed.

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

    Revenue Recognition.    Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term, we may provide training services, web-page design and set-up services. We consider all such deliverables to be one unit of accounting as such items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably, (i.e. straight-line) over the initial term of the contract. Committed or subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. In addition to committed, or subscription service revenue, we derive revenue from pay-per-use services, telephony and other per-minute-based charges that are recognized as such services are provided. We refer to these forms of revenue as uncommitted revenue.

    We also enter into reselling arrangements with distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period, provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by us. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such situations, which represent most of our reselling arrangements, we contract directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue in these situations is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense.

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

    In the third quarter of 2003, we recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to our ability to sell directly to customers in China, we entered into the reseller arrangement. Under this arrangement, we license our communication service offerings to the reseller for resale in China, and in consideration we receive licensing royalty revenue. Royalty revenue due to us is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. Also under the reseller arrangement, we provide maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue, we entered into a loan agreement with this reseller in the fourth quarter of 2003. Under the terms of the loan agreement, we loan the reseller operating capital to partially fund its early-stage operations. As of September 30, 2004, we had loaned the reseller $0.4 million and have recorded a reserve for the full amount of the loan. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. Revenue is recognized on a cash received basis from the reseller because collectibility is not reasonably assured prior to collection. No revenue was recognized in the fourth quarter of 2003 or in 2004, and no revenue will be recognized from this reseller until all outstanding loan amounts have first been paid in full.

    Sales Reserve. The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenues at the time of the sale. Increases to sales reserve are charged to revenues, reducing the revenues otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenues would be different from what was reported.

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

    The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended September 30, 2004 (in thousands):

                                                                               Quarter Ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Balance at beginning of quarter	$6,261	$6,331	$6,837	$7,351	$7,934	$7,286	$7,332	$6,911

Sales reserve
Balance at beginning of quarter	4,995	4,682	4,571	4,618	4,866	3,710	3,948	4,461

Deducted from revenues	1,331	2,309	2,115	1,919	2,657	3,585	1,679	1,092
Amounts written off	(1,879)	(1,996)	(2,004)	(1,966)	(2,905)	(2,429)	(1,917)	(1,605)
Change	(548)	313	111	(47)	(248)	1,156	(238)	(513)

Balance at end of quarter	4,447	4,995	4,682	4,571	4,618	4,866	3,710	3,948

Allowance for doubtful accounts
Balance at beginning of quarter	1,266	1,649	2,266	2,733	3,068	3,576	3,384	2,450

Charged (credited) to bad debt expense	(258)	(135)	(439)	(268)	364	122	632	1,392
Amounts written off	(92)	(248)	(178)	(199)	(699)	(630)	(440)	(458)
Change	(350)	(383)	(617)	(467)	(335)	(508)	192	934

Balance at end of quarter	916	1,266	1,649	2,266	2,733	3,068	3,576	3,384

Balance at end of quarter .	$5,363	$6,261	$6,331	$6,837	$7,351	$7,934	$7,286	$7,332

Gross accounts receivable	$34,694	$32,918	$29,198	$28,251	$27,651	$27,336	$26,396	$26,797

Reserve as a percentage of accounts receivable	15.4%	19.0%	21.7%	24.2%	26.6%	29.0%	27.6%	27.4%

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

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.

                                                                                                                                             Three Months Ended                                          Nine Months Ended
                                                                                                                                                  September 30,                                                   September 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues	17	17	17	17
Gross profit	83	83	83	83
Operating expenses:
Sales and marketing	33	37	35	41
Research and development	14	12	14	13
General and administrative	7	7	7	7
Equity-based compensation	--	1	--	1
Total operating expenses	54	57	56	62
Operating income	29	26	27	21
Interest and other income, net	--	--	--	1
Provision for income tax	10	3	10	3
Net income	17%	23%	17%	19%

    Net revenues. Net revenues increased $15.2 million to $64.0 million for the three months ended September 30, 2004 from $48.8 million for the three months ended September 30, 2003, representing a 31% increase from 2003 to 2004. Net revenues increased $45.9 million to $181.4 million for the nine months ended September 30, 2004 from $135.5 million for the nine months ended September 30, 2003, representing a 34% increase from 2003 to 2004. The increases for the three and nine months ended September 30, 2004 were primarily due to growth in our domestic and international subscriber customer base and increased usage of existing and new products. By the end of September 2004, the number of customers in our subscriber base had grown by more than 26% from the end of September 2003.

    One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as our monthly run rate, or MRR. For external reporting and internal analytical purposes, we calculate MRR as of the end of, or exiting, a fiscal quarter. We define our monthly run rate at the end of any quarter as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes and ports that are contractually committed to us, as of the end of the last month of the quarter, and (ii) average uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues for the quarter divided by three. Our monthly subscription contracts at the end of September 2004 totaled approximately $15.9 million and our average uncommitted revenue in September 2004 was $6.0 million, and thus our monthly run rate exiting September 2004 was $21.9 million. Certain one-time charges, such as set up fees, recognition of previously billed commitments, certain managed events and adjustments to the sales reserve, are not captured in MRR.

    Another metric we use to analyze customer losses and to help forecast future revenues is average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts during the quarter, or one-third (1/3) of the total contract dollar amount of ports subscriptions and minimum minutes subscriptions that have expired or otherwise terminated or have been renegotiated or renewed at a lower value during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter. We calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended September 30, 2004 was 1.8%. The following table shows our MRR, and lost subscription MRR, for the eight quarters ended September 30, 2004 (in millions):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Uncommitted usage - monthly average during the quarter	$6.0	$5.9	$5.1	$4.2	$4.2	$3.8	$3.0	$2.3
Contracted subscriptions at the end of the quarter	15.9	15.1	14.1	13.4	12.7	12.3	11.6	11.1
Total MRR	$21.9	$21.0	$19.2	$17.6	$16.9	$16.1	$14.6	$13.4

% of subscription MRR lost	1.8%	1.8%	1.8%	1.8%	2.2%	2.2%	2.2%	2.6%

    Cost of revenues. Our cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs, depreciation, and amortization of acquired patents. Cost of revenues increased $2.8 million to $11.0 million for the three months ended September 30, 2004 from $8.2 million for the three months ended September 30, 2003. As a percent of revenue, cost of revenues remained constant at 17% for the three months ended September 30, 2003 and 2004. Cost of revenues increased $7.9 million to $30.9 million for the nine months ended September 30, 2004 from $23.0 million for the nine months ended September 30, 2003. As a percentage of revenues, cost of revenues remained constant at 17% for the nine months ended September 30, 2003 and 2004. The increase in absolute dollars for the three and nine months ended September 30, 2004 was primarily due to increases in the costs for delivering existing and new services to more customers domestically and internationally, additions to our technical staff to support our installed base of customers, and expenditures to expand and improve our worldwide network. The consistency in the cost of revenues as a percentage of revenues was primarily due to cost efficiency gained as a result of spreading existing cost over incremental customers. In February 2004, we spent $15.9 million to purchase land and a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During the remainder of 2004, we intend to complete the move and expansion of our primary switching center facility to this building to accommodate growing usage requirements on our WebEx MediaTone Network.

    Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $3.3 million to $21.2 million for the three months ended September 30, 2004 from $17.9 million for the three months ended September 30, 2003. Sales and marketing expense increased $7.2 million to $62.5 million for the nine months ended September 30, 2004 from $55.3 million for the nine months ended September 30, 2003. The increases for the three and nine months ended September 30, 2004 were primarily due to the result of increased spending on sales and support personnel, commission expenses associated with our increased sales volume, and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force.

   Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expense increased $3.1 million to $9.1 million for the three months ended September 30, 2004 from $6.0 million for the three months ended September 30, 2003. Research and development expense increased $6.5 million to $24.6 million for the nine months ended September 30, 2004 from $18.1 million for the nine months ended September 30, 2003. The increases for the three and nine months ended September 30, 2004 were primarily related to personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products. During the first quarter of 2003, we transitioned the cost of development activities conducted in China from contract-based to employee-based.

    General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $0.7 million to $4.4 million for the three months ended September 30, 2004 from $3.7 million for the three months ended September 30, 2003. General and administrative expense increased $3.4 million to $12.9 million for the nine months ended September 30, 2004 from $9.5 million for the nine months ended September 30, 2003. The increases for the three and nine months ended September 30, 2004 were primarily due to increased spending on employee-related expenses, increased legal and professional expenses to help us comply with the new regulations imposed by the Sarbanes-Oxley Act of 2002 and for the implementation of new order entry, customer management and billing software, partially offset by decreases in bad debt expense. Bad debt expense decreased $0.7 million to a credit of $0.3 million in the three months ended September 30, 2004 from an expense of $0.4 million in the three months ended September 30, 2003. Bad debt expense decreased $1.9 million to a credit of $0.8 million in the nine months ended September 30, 2004 from an expense of $1.1 million in the nine months ended September 30, 2003. These decreases were due to lower projected future credit losses based on historical losses.

    Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $0.3 million to $0.1 million for the three months ended September 30, 2004 from $0.4 million for the three months ended September 30, 2003. Equity-based compensation expense decreased $0.9 million to $0.4 million for the nine months ended September 30, 2004 from $1.3 million for the nine months ended September 30, 2003. These decreases were due to the vesting of employee awards and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

    Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net decreased $0.1 million to $0.1 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003. Interest and other income, net decreased $0.2 million to $0.7 million for the nine months ended September 30, 2004 from $0.9 million for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2004 compared to September 30, 2003 was primarily due to increased loss from currency exchange. In the nine months ended September 30, 2004 and 2003, respectively, other expenses included a loss from currency exchange of $0.8 million and $0.0 million as a result of non-functional currency transactions of our subsidiaries.

    Provision for income taxes. We recorded a provision for income taxes of $6.5 million for the three months ended September 30, 2004, and a provision for income taxes of $18.7 million for the nine months ended September 30, 2004 based on our estimated effective tax rate for full year 2004 of 36.8%. The quarter ended September 30, 2004 contained a $0.3 million benefit adjustment as the estimated annual rate was decreased from 37.6% to 36.8% in the third fiscal quarter. Our effective tax rate for 2004 is higher than 2003 because the 2003 rate did not include a component for U.S. federal tax since we had net operating loss carry forwards available to offset U.S. taxable income that were not recognized as deferred tax assets. We continue to use net operating loss carryforwards to offset U.S. taxable income in 2004, but the utilization now results in income tax expense since the related deferred tax assets were recognized in the fourth quarter of 2003. In the fourth quarter of 2004, the Company will evaluate its deferred tax assets and valuation allowance related to the utilization of its net operating loss carryforwards. This analysis may result in the realization of a tax benefit related to the reduction in the valuation allowance associated with these deferred tax assets.

    Net income. As a result of the foregoing, net income increased $0.6 million to $11.8 million for the three months ended September 30, 2004 from $11.2 million for the three months ended September 30, 2003. Net income increased $6.8 million to $32.1 million in the nine months ended September 30, 2004 from $25.3 million in the nine months ended September 30, 2003.

Liquidity and Capital Resources

    As of September 30, 2004, cash, cash equivalents and short-term investments were $164.6 million, an increase of $30.0 million compared to $134.6 million as of December 31, 2003.

    Net cash provided by operating activities was $48.8 million for the nine months ended September 30, 2004, as compared to $43.2 million for the nine months ended September 30, 2003. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components, increases in accounts payable, income tax payable and deferred revenue, offset by growth in accounts receivable.

    Net cash used in investing activities was $60.6 million for the nine months ended September 30, 2004, as compared to $21.1 million for the nine months ended September 30, 2003. The increase in net cash used in investing activities related primarily to the net purchase of short-term investments, the acquisition of land and building for our new switching center, business and intangible asset acquisitions, and capital expenditures for equipment, hardware and software used in our MediaTone Network.

    Net cash provided by financing activities was $14.5 million for the nine months ended September 30, 2004, as compared to $9.9 million for the nine months ended September 30, 2003. The increase in net cash provided by financing activities was primarily the result of cash received from stock options exercises and employee stock purchase plan purchases, offset in part by cash used in the Company’s share repurchase program. Under the share repurchase program, which the Company’s board of directors authorized in July 2004 for a one-year duration and which leaves to the Company’s discretion whether and to what extent shares are repurchased during that one-year period, a maximum of $40 million in shares of the Company’s common stock may be repurchased on the open market. To date, approximately $6 million worth of shares of the Company’s common stock has been repurchased.

    As of September 30, 2004, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $13.8 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

    We lease office facilities under various operating leases that expire through 2008. Total future minimum lease payments under these leases amount to approximately $10.6 million. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California, that will serve as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. Future minimum lease payments under this lease begin in January 2005 and total an aggregate of $23.8 million for the life of the lease.

    We have a revolving credit line with a bank that provides available borrowings of up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of September 30, 2004, we had no outstanding borrowings under the credit line, but we did have a $4.0 million letter of credit issued under the line as security for our new headquarters lease.

    In the first quarter of 2004, we purchased land and a building for approximately $15.9 million. Additional cash has been and will be required to move and expand our existing switching center to the new facility during 2004. Owning the facility that contains our switching center eliminates certain risks related to leasing a facility to house this critical infrastructure component of our business. For example, were we to lease rather that own such facility, we would be subject to the risks of an uncertain future rental market, the possibility of lessor bankruptcy or the like, and the potential loss of investment in capital improvements in such facilities if we were required to move to different facilities, the occurrence of which could substantially increase our operational costs.

    In April 2004, we completed the acquisition of CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. We are in the process of renaming the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India will endeavor to maintain the CyberBazaar offices, management team and employees. We currently do not expect the CyberBazaar acquisition to have any material impact on our financial condition, results of operations, or liquidity in 2004. WebEx paid the former CyberBazaar shareholders approximately $2.6 million in cash at closing. Additional payments of as much as $1.4 million may be paid one year from the closing of the acquisition, based on the performance of CyberBazaar for the one year period following the closing of the acquisition. Additional payments are tied to continued employment of the former owners of CyberBazaar at our new India subsidiary and, accordingly, are being expensed as compensation. An accrual is made quarterly based on our assessment of the most likely payout.

    In September 2004, we entered into an agreement with NCR Corporation, a technology company, which included the acquisition from NCR of certain intangible assets and a release from any past liability associated with those assets. The terms of the agreement included our acquiring five of NCR patents issued in the U.S. together with the foreign counterparts of those patents, obtaining licenses to certain other NCR patents for the life of those patents, and mutually agreeing with NCR not to commence legal actions against each other on other patents in the companies’ respective portfolios for a period of three years. The acquired patents were filed between 1993 and 1997. The amount paid by us under the agreement, which was allocated for the acquired intangible assets, was $2.6 million and was paid in cash. The remainder of the consideration under the agreement consisted of $0.3 million, which was allocated to the value of releases from any liability that might have accrued prior to the effective date of the agreement and which was charged to cost of revenues in the three months ended September 30, 2004.

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

Long Term Contracts

    The following table summarizes our significant contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

                                                             Payments due by period
Contractual Obligations	Total	2004	2005-2007	2008-2010

Operating lease	$34,405	$1,108	$10,065	$23,232
Purchase commitments	13,760	9,350	4,410	---

Total	$48,165	$10,458	$14,475	$23,232

Factors That May Affect Results

    The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

     Although we realized net earnings for each of the eleven prior fiscal quarters including the third quarter in 2004, there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future years or quarters.

    We realized net earnings in each of the eight fiscal quarters in 2002 and 2003, and the first three fiscal quarters in 2004. However, we may experience net losses in future years or quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share of the web communications market. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success. As of September 30, 2004, we had an accumulated deficit of approximately $16.8 million.

      Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

    Because of the emerging nature of the market for web communications services, and because of the uncertain impact of competitors, our quarterly revenue and operating results may fluctuate from quarter to quarter and may vary from publicly-announced quarterly or annual financial guidance. In addition, because we have two different pricing models and the less predictable of the two represents a greater percentage of our revenue than it has in the past, our revenue and operating results will be more difficult to predict.

    From a revenue standpoint, our dominant pricing model has been a monthly, fixed-fee subscription model. Under this model, a customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that same number of users connected to WebEx meetings at any one time, or to a monthly minimum minutes commitment which would provide the customer with a set number of people minutes per month with which to utilize our services.

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

    Historically, the majority of our revenue has been fixed fee, but the percentage of our revenue which is derived from usage-based pricing models is greater than it has been in the past. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the percent of our revenue derived from the various per-minute or usage-based sources increases, our overall revenue becomes more difficult to predict. Since fixed-fee revenue is what we refer to as committed revenue, and the usage-based revenue is what we call uncommitted revenue, another way to describe this increasing unpredictability is that our uncommitted revenues has grown faster than our committed revenues.

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

    -  a trend toward lower average per-minute prices in the telecommunications sector generally.

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

    We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization and our network infrastructure, and on upgrading leased facilities such as our corporate headquarters. For example, in the first quarter of 2004 we purchased a building in Mountain View, California which will serve as our primary network switching facility, and in the second quarter of 2004 we entered into a ten-year lease for space in a building located in Santa Clara, California which we have begun occupying and which is scheduled to become our corporate headquarters in 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer.

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

    Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. Our monthly average lost subscription MRR, or an internal measurement tool we use to evaluate subscription-based revenues we have lost, for the quarter ended September 30, 2004 was 1.8%. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

     Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of September 30, 2004, we had distribution agreements in place with telecommunications partners and software vendors that in the third quarter of 2004 accounted for 12% of our revenue, which revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from our distribution partners are per minute or usage-based payments. The minority of payments are fixed-fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. Also, with regard to the potentially economically significant telecommunications-provider distribution channel for web conferencing services, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web communications services will suffer and our business and operating results will be harmed.

     Our total revenue may suffer if we are unable to successfully manage our distribution relationships to prevent the undercutting of our direct sales efforts.

    We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can acquire additional customers through distribution partners that we could not acquire through our direct sales efforts. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. A significant majority of our distribution partner agreements are of this type. We also have distribution arrangements where we, rather than the distribution partner, bill the end user. When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner. Revenue is recognized based on amounts charged to the end-user and amounts paid to distribution partner are recorded as sales expense. In either case, we do not benefit as much financially, for the same volume of WebEx services sold, as we would if the sale were made by us directly, without the contribution of the distribution partner, due to the revenue sharing arrangement or purchase discount given to the distribution partner. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from distribution partners, our revenue may decrease.

  We expect to depend on sales of our WebEx Meeting Center service for the majority of our revenue for the foreseeable future.

    Our WebEx Meeting Center service accounted for approximately 50% of our revenue for the quarter ended September 30, 2004. We have developed and are selling other services, such as our Event Center (formerly OnStage), Training Center, Support Center and SMARTtech services, our new Sales Center offering launched in September 2004, and our audio conferencing service offered through our new subsidiary in India. However, these services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than Meeting Center, or if sales of Meeting Center decline or do not increase, our operating results will suffer.

     If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

    Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have each day’s peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended September 30, 2004, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50%. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results would be harmed.

  If our marketing, branding and lead-generation efforts are not successful, our business may be harmed.

    We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our web communications services. Our marketing and advertising campaigns or branding efforts may not be successful given the expense required. For example, certain sales promotion initiatives, such as free trial use, may dampen short-

term sales even as such initiatives attempt to cultivate participants’ desire to purchase and use our services, in that a customer who might have otherwise purchased our services will instead receive free use of our services for the trial period of time. In addition, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. Also, our ability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our services and where any future marketplace standardization of our service might emerge, could harm our business. There is no assurance that we will identify, and if we identify be able to secure, the number of strategic sales leads necessary to help generate standardized marketplace acceptance of our services, or to maintain rates of revenue growth we have experienced in the past. If our marketing, branding or lead-generation efforts are not successful, our business and operating results will be harmed.

     We rely on our China subsidiary, which exposes us to risks of economic instability in China and risks related to political tension between China and the United States.

    Since February 2003, we have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of September 30, 2004, approximately 713 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. The loss of our WebEx China development, testing and other support activities may cause our costs to increase. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations.

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

    We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license database, operating system, server and enterprise marketing automation software, billing software, font-rendering technology and voice-over-Internet protocol (VOIP) technology. These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services, our marketing communications operations or our online sales operations. This in turn could increase our costs and harm our business and operating results.

     Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

    We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,583 at June 30, 2004 to 1,706 at September 30, 2004. We expect continued increases in our personnel during the remainder of 2004. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are completing the physical transfer of our network switching operations center to a new building and, separately, we are continuing periodically to update our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these updated systems or technologies do not meet our requirements or are not deployed in a successful or timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

     If we lose the services of Subrah S. Iyar, our Chief Executive Officer, or Min Zhu, our Chief Technical Officer, our business may be harmed.

    Our success will depend on our senior executives. In particular, the loss of the services of our Chief Executive Officer and co-founder, Subrah S. Iyar, or our Chief Technical Officer and co-founder, Min Zhu, would harm our business. We do not have long-term employment agreements with or life insurance policies on any of our senior executives.

     If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

    Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during the remainder of 2004. As the U.S. economy in general and the technology sector in particular continue to grow, we could encounter increasing difficulty hiring qualified personnel. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

     Interruption or malfunction of our internal business processing systems, including a new system we plan to install during 2004, could disrupt the services we provide our customers and could harm our business.

    Our business, with its over 10,700 subscription customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. During the third quarter of 2004, we completed deployment of and are now utilizing a comprehensive new business processing system to capture and record for billing and financial statement generation purposes, customer usage of our various services. Any material interruption or malfunction of one or more of the underlying components of this new business processing system, including bugs, start-up problems or other malfunctions relating to the new system, could cause delays or errors in transaction processing, could negatively affect customer relationships, and could harm our business. Also, because we are new to operating this new business processing system and because of the lack of pre-existing documentation as to certain aspects of its operation, we could incur higher-than-anticipated costs in creating the documentation and in conducting the testing necessary under federal Sarbanes-Oxley regulations requiring us to document and test our internal controls by the end of calendar year 2004. These costs could have a short-term negative effect on our business.

     Interruptions in either our internal or outsourced computer and communications systems, including any relating to our transitioning our network switching infrastructure to a new building we have recently purchased, could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

    The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. During the third quarter of 2004, we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur. Finally, in February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building which we intend to use primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network. Any malfunction or service interruption we suffer in transitioning our network switching operations to the new building could disrupt our communications services, could harm our relationships with our customers and distribution partners, and could harm our business. This transitioning of network operations to the new building has begun and is expected to be completed by the end of the fourth quarter of 2004.

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

    Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 20 issued patents, including six we acquired in connection with our June 2003 acquisition of certain assets of Presenter, Inc. and five we recently purchased from NCR Corporation. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have 37 patent applications pending in the United States including eight patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

    We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: ActiveTouch, WebEx (word and design), WebEx bifurcated ball design, WebEx power button design, WebEx.com, MyWebEx, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Connect, WebEx Contact Center, WebEx Global Watch, PowerPanels, WebEx sound mark, Meeting-Enable Your Web Site, We’ve Got To Start Meeting Like This, Powering Real Time Business Meetings, and One Button, Infinite Power. Federal trademark applications acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

    -  third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

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

    We may acquire or invest in complementary businesses, technologies or services. For example, in April 2004 we completed the acquisition of CyberBazaar, the principal business of which today is audio conferencing. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. To illustrate, in connection with the CyberBazaar acquisition in April 2004, we added the former CyberBazaar workforce to our worldwide employee headcount, we continue to offer the former CyberBazaar audio conferencing services and we plan to eventually integrate our WebEx audio conferencing and network technology into the former CyberBazaar operation. However, if we fail to integrate the former CyberBazaar employees and other employees hired after the acquisition into our company, or otherwise fail to successfully manage these new operations in India, or if we fail to successfully upgrade the former CyberBazaar audio conferencing assets or expand our worldwide network into India, the acquisition may not meet our financial expectations. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our CyberBazaar acquisition, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

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

    Microsoft, which in 2003 acquired our competitor Placeware, is currently offering a web conferencing service under the name Microsoft Office Live Meeting. Office Live Meeting is being marketed as part of Microsoft Office System, a suite of software application products that was launched during late 2003. As a result of its acquisition of Placeware and of its marketing of the Office Live Meeting service, Microsoft could become a far more active and significant competitor in the specific interactive communications markets that we currently serve. Microsoft may devote greater marketing resources to the web communications market than it has in the past, and Microsoft has in recent months launched more aggressive marketing programs for its Office Live Meeting offering. As to the product itself, Microsoft could invest a significant amount of financial and technical resources in improving the Office Live Meeting offering, could more extensively integrate Office Live Meeting within past, present and future versions of the Microsoft Office software product, could extend the capability of its other products to include capabilities more directly competitive with us, or could develop entirely new web communications technologies. In addition, Microsoft could seek to leverage its dominant market position in the operating system, productivity application or browser markets to expand its presence in the web communications market, which may make it difficult for other vendors, such as WebEx, to compete. For example, if Microsoft were to successfully integrate a web communications capability into a future operating system software product, our revenues and business could be significantly negatively affected. While we believe that our current market leadership in web conferencing is in part due to the technologies and strategies we have employed in building our web communications network and offering web communications as a service, we may not be able to continue to maintain our market leadership in the web conferencing market if Microsoft aggressively pursues this market. Microsoft’s competitive activity in the web communications market could significantly harm our business.

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

    -  the continued growth and viability of the Web as an instrument of commerce;

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

    Current economic and political conditions, including the effects of the war in Iraq, uncertainty about Iraq’s political future, continuing tensions throughout the Middle East and the supply and price of petroleum products continue to impact the U.S. and global economy, and any negative development in one of these geopolitical areas could cause significant worldwide economic harm. Whether because of the Iraq situation or otherwise, any sustained increase in the price of petroleum products above present levels likely would negatively impact the U.S. and world economies, which in turn could hurt our business. To the extent that changes in laws, regulations or taxes in the U.S. diminish the economic benefits of arrangements by U.S. companies with non-U.S. subsidiaries or suppliers, our business would be adversely affected. As with our operations in China, our operations in India could be significantly negatively affected if U.S. relations with India deteriorate, or if India becomes involved in armed conflict or otherwise becomes politically destabilized. Moreover, depending on severity, a significant terrorist attack anywhere in the world and particularly one within the United States could have a significantly negative effect on both the domestic and global economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

     We may experience electrical system failures whether accidentally or intentionally caused, which could disrupt our operations and increase our expenses.

    California has experienced, and could in the future experience energy shortages and blackouts. As was made evident by the well-publicized August 2003 blackout which simultaneously affected several eastern U.S. states for a period exceeding 24 hours, a similarly widespread, long-lasting power outage could occur in northern California. As with the eastern U.S. power supply, an important source of electrical power to northern California consists of a multi-state grid situated in the western United States. An accidental interruption of, or criminal disruption to, a key supply or distribution component of the power grid could cause a significant power outage in northern California. If power outages or energy price increases occur in the future in northern California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

     FASB adoption of proposed accounting standards requiring the reporting of employee equity compensation as an expense item would negatively impact our reported earnings and could cause us to change our compensation practices, which could affect our ability to retain or recruit key employees.

    The Financial Accounting Standards Board (FASB) has proposed to change the way companies account for equity compensation in their financial statements. Although final rules regarding the timing and reporting methodology associated with this accounting change have not been issued at this time, and although Congress is actively considering legislation to limit the effect of the proposed changes, FASB has indicated that the new accounting standard would become effective for fiscal periods beginning after June 2005. This anticipated change in accounting standards will likely require us to report employee compensation from stock options and the employee stock purchase plan as an expense, and in such event our net income would be negatively impacted. Because of the negative impact such accounting would have on our net income if such rules are adopted, we are likely to re-evaluate the form and amount of employee equity-based compensation we will provide in the future. If our evaluation results in our deciding to reduce the amount of equity-based compensation we provide to our employees, we may be forced to increase cash compensation to employees to make up for the loss of equity-based compensation opportunities, which would further reduce our earnings. We may have trouble retaining or recruiting key technical or management talent if we fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies.

     Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

    Our stock price has been and is likely to continue to be highly volatile. For example, between July 1, 2004 and September 30, 2004, our stock price has traded as high as $22.21 on September 20, 2004 and as low as $17.36 on July 19, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

    -  variations in our actual or anticipated operating results;

    -  sales of substantial amounts of our stock;

    -  announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

    -  litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

    -  conditions in the Internet industry;

    -  changes in laws, regulations, rules or standards by governments, regulatory bodies, exchanges or standards bodies, including the effect of final rules expected to be issued by FASB in the coming months requiring public companies to expense equity-based compensation; and

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

    PART II — OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

  (e)  Issuer Purchases of Equity Securities.

    The following table sets forth purchases of WebEx securities by WebEx during the third quarter of 2004:

 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units)Purchase(#)(1)	Average Price Per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans Or Programs (#)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans Or Programs
July 1, 2004 to July 31, 2004	25,000	$20.8223	25,000	$39,479,000
August 1, 2004 to August 31, 2004	283,100	$18.7734	283,100	$34,165,000
September 1, 2004 to September 30, 2004	0	--	0	$34,165,000

Total	308,100	$18.9397	308,100	$34,165,000
_______________
(1)  Consists of repurchases of shares pursuant to the Company’s share repurchase program publicly announced on July 29, 2005 pursuant to which the Company’s Board of
       Directors authorized the repurchase of up to $40,000,000 of the Company’s common stock over a 12 month period ending July 22, 2004.

Item 5. Other Information.

    Stockholder Proposals for 2005 Annual Meeting. To be considered for inclusion in the Company's proxy statement and form of proxy for its 2005 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 15, 2004.

    A stockholder proposal not included in the Company's proxy statement for the 2005 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company's 2005 Annual Meeting of Stockholders, which is scheduled to be held on May 11, 2005, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 23, 2005 but not prior to February 26, 2005.

Item 6.  Exhibits.

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

WEBEX COMMUNICATIONS, INC

Date: November 8, 2004	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

WEBEX COMMUNICATIONS, INC

Date: November 8, 2004	By:	/s/ Dean MacIntosh
Dean MacIntosh
Vice President, Finance
(Duly Authorized Officer and Principal Accounting Officer)

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