Form 10-K
period 2004-12-31
WEBEX COMMUNICATIONS INC
filed 2005-03-16
CIK 1109935

10k
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K
________________________________

             (Mark One)
                                 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

OR

                                ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission File Number: 0-30849

WEBEX COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0548319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3979 Freedom Circle
Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2004 (the last business day of the registrant’s most recently-completed second fiscal quarter and based upon the closing sale price on the Nasdaq National Market on such date) was approximately $642,407,272. Shares of Common Stock held by each executive officer and director, and shares held by other individuals and entities and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005, there were 45,259,724 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee and audit committee financial expert, and section 16(a) beneficial ownership reporting compliance), 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III of this Annual Report of Form 10-K are incorporated by reference from the proxy statement for the registrant’s 2005 Annual Meeting of  Stockholders to be held on May 11, 2005, which proxy statement will be filed within 120 days of the end of the fiscal year ended December 31, 2004.

10k

WEBEX COMMUNICATIONS, INC.

FORM 10-K
For the Year Ended December 31, 2004

10k

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web conferencing services, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings or changes in laws or regulations relating to our business, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all references to “WebEx,” “we,” “us,” “our” or the “Company” mean WebEx Communications, Inc.

Our trademarks include WebEx (word and design), WebEx bifurcated ball logo design, WebEx.com, MyWebEx, MyWebExPC, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Event Center, We’ve Got To Start Meeting Like This, Presentation Studio, WebEx Connect, WebEx Global Watch, WebEx Contact Center, WebEx Access Anywhere and Power Panels. We also refer to trademarks of other corporations and organizations in this document.

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

We commenced operations in February 1995, at the time under the name Silver Computing, Inc. We went through name changes including the names Stellar Computing Corporation, ActiveTouch, Inc. and WebEx, Inc. before reincorporating in Delaware under our current name WebEx Communications, Inc. in July 2000. We released interactive communications software built on our technology in early 1998, and our business at that time was focused on licensing software to end-users. We began offering WebEx Meeting Center, our first real-time, interactive, multimedia communications service, in February 1999 and began selling the service to customers and distribution partners. With WebEx Meeting Center, our business focus became, instead of licensing software to end-users, providing customers and distribution partners access to our hosted services under subscription and other service arrangements.

10k

Since February 1999, our activities have been focused on continuing to enhance and market our web communications services, on developing and deploying new services, on expanding our sales and marketing organizations, and on expanding our WebEx MediaTone Network. We currently offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center, WebEx Event Center, WebEx Enterprise Edition, WebEx Sales Center, WebEx SMARTtech, WebEx Presentation Studio, and our newest service, MyWebExPC.

We sell our services directly to our customers and indirectly through our distribution partners. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our distribution partners. Revenue from subscription services consists primarily of monthly fixed fees, which are based upon either a fixed number of concurrent ports, a fixed number of named hosts, or a fixed usage-based minimum commitment fee, plus initial set-up fees. Typically, our fixed-fee contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for additional periods unless terminated by either party. In addition, we obtain revenue from certain “per minute”, or usage-based, pricing arrangements including any of the following: usage in excess of the usage commitment or the concurrent ports maximum, telephony, certain distribution partner arrangements, or individual pay-per-use purchased directly from our website.

Our Services and Technology Architecture

We have designed and developed our technology architecture to satisfy the interactive communications requirements of a broad range of customers. We provide a number of web communications services, which are delivered through the WebEx MediaTone Network.

WebEx Communication Services. Our web communications services provide a broad range of features that build on the real-time functionality and capabilities of the WebEx MediaTone Network.

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

•    WebEx Support Center.    This service is primarily used by customer service organizations to provide remote hands-on support for system or software application problems. WebEx Support Center enables our customers to enhance the effectiveness of traditional telephone-based customer support by allowing their service agents to support end-users through a web browser, with no requirement for pre-installed software on either computer. The service incorporates a custom user interface to simplify support interactions for both the support agent and the end-user.

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

•     WebEx Sales Center.    WebEx Sales Center, launched in September 2004, is a comprehensive online sales solution designed for sales professionals, both sales representatives seeking to engage prospects and close deals as well as sales managers seeking effective online tools with which to monitor their sales organizations.
    The Sales Center application permits sales representatives to conduct customized media-rich online sales presentations and demonstrations, invite specialists or other third-party experts to assist in the sales presentation regardless of the third party’s location, and then following the presentation maintain contact with the prospect via the Sales Center online communications portal. For sales managers, the Sales Center service is designed to improve sales operations with online sales call analysis and monitoring tools that can be integrated with other software applications such as sales force automation and customer relationship management, thereby helping the manager to track sales activities and resource allocation.

10k
•     WebEx Enterprise Edition.    WebEx Enterprise Edition is a service that integrates five of WebEx’s currently available web communications services—WebEx
    Meeting Center, WebEx Support Center, WebEx Event Center, WebEx Training Center and WebEx Sales Center—to create a single source for a customer’s enterprise communications. WebEx Enterprise Edition features include allowing users to create a personalized “MyWebEx” meeting room with a unique URL that becomes a default meeting address for all Web meetings. WebEx Enterprise Edition enables users to start meetings with a single click of the tool bar icon, allows users to access or share information securely in a Web meeting where the content or application resides in an unattended remote computer, and enables users to integrate MyWebEx with the Microsoft Outlook application.

•     WebEx SMARTtech.    The WebEx SMARTtech service enables customers to centrally manage and administer their company-wide computer networks through the use of a secure, Web-based remote access network provided by our SMARTtech service. SMARTtech is designed to allow a computer-support organization within a company to install upgrades, perform maintenance, troubleshoot problems, and engage in proactive support on hundreds or even thousands of computers without the need of the individual computer user to be present at the machine. SMARTtech’s Web-based, remotely-administered and centralized computer support capabilities offer companies increased efficiency in managing their computer networks without the need to invest in expensive software and hardware upgrades and without compromising network security.

•     WebEx Presentation Studio.    WebEx Presentation Studio is a service that gives customers the ability to create and deliver multimedia content for convenient, on-
    demand access via the Web. With Presentation Studio, users can create presentations that include, and integrate as desired, audio content, video content and digital presentation software content such as presentations created with PowerPoint software. For example, Presentation Studio enables organizations to create and distribute sales presentations to sales personnel, capture and track sales leads from marketing and promotional presentations and deliver e-learning and training presentations to employees. Presentations created with Presentation Studio can be viewed over the Web or can be downloaded to a laptop or a personal digital assistant.

•     MyWebExPC.    MyWebExPC, launched in January 2005, is a service that allows the user to access a work or home computer from any remote location in the world, with the user needing only a web browser and an Internet connection and without the user needing to open any ports in a firewall protecting the user’s work or home computer. For example, from the remote location the MyWebExPC user can run any application on or access the entire desktop of her work or home computer, transfer files to and from the computer, or print a document from the work or home computer on a printer located at the user’s remote location. MyWebExPC has several security features including end-to-end Secure Socket Layer (SSL) encryption, two levels of required authentication and each of the following: (i) the ability to blank the screen of the work or home computer so no one can see what the remotely-located user is doing, (ii) the ability to lock the keyboard and mouse of the home or work computer so no one can interrupt the remotely-located user’s use, and (iii) the ability to logout or screen-lock the home or work computer after the remotely-
    located user’s session is complete.

WebEx MediaTone Network.  The WebEx MediaTone Network is a private, switched, redundant network that is designed to deliver scalable, secure, real-time communications services to our customers by capturing screen data from a meeting presenter’s computer, translating that information into a proprietary format, and routing that information through WebEx switching clusters to the meeting session participants. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver advanced communications capabilities regardless of location, platform, operating system, device, browser and wired/wireless status. The WebEx MediaTone Network includes:

-    a distributed network made up of dispersed communications switches, switching centers and dedicated network links designed to reduce latency issues and service interruptions even when participants are located in different countries;

-    a network designed to be redundant, meaning that it is designed to detect equipment failures that might occur along the network that would cause a network outage and to remedy such failures by transferring network operations to alternate, functioning equipment located elsewhere on the network;

-     WebEx proprietary switches in data centers located in the U.S., Europe and Asia, in our own facilities and at third-party co-location facilities;

-     high capacity Internet connections for high-speed connectivity and redundancy;

10k
-    network operations centers where we manage and monitor the WebEx MediaTone Network 24 hours a day, seven days a week;

-    the ability to add capacity at any facility and otherwise manage heavy network traffic during peak usage periods, enabling each WebEx switching cluster to scale to meet changes in user demand;

-    online content that is transmitted, or “switched”, in real time through the network rather than being loaded to, temporarily archived on, and downloaded from, a computer server;

-    encryption of online content with Secure Socket Layer (SSL) technology to provide security;

-    diagnostic software for troubleshooting and rapid problem resolution;

-    the ability to create a personalized, continuous web meeting room, like a personal telephone number or an office extension;

-    the ability to simultaneously share multiple documents and presentations at the same time and the ability to flip back and forth among them;

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

As of December 31, 2004, we had subscription agreements with approximately 11,150 direct customers. In 2004, we derived approximately 88% of our revenue from direct sales to customers. Typically, our direct sales contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for some period unless terminated by either party. As of December 31, 2004, we had agreements in place with approximately 146 distribution partners, including portals, software and service vendors and communications service providers. In 2004, we generated approximately 12% of our revenue from these relationships. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers typically resell our services in conjunction with their teleconferencing services. Our distribution agreements typically have terms of one to three years and are automatically renewed for additional one-year terms unless either party terminates the agreement with 30 days prior written notice. In most of these agreements, the distribution partner purchases subscription or pay per use services from us and resells such services to end user customers. Under these agreements, the amount of revenue we receive depends on the level of commitment and volume of business generated under the agreement.

Under our distribution agreements, either we or the distribution partner bills the end user customers. When we bill the end user, a percentage of the proceeds generated from the distribution partner’s sale of our services is paid to the distribution partner and the remainder is retained by us. When the distribution partner bills the end user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end user. The latter is the predominant method in use with our distribution partners.

In 2004, sales of our Meeting Center service, whether directly to our customers or indirectly through our distribution partners, accounted for approximately 50% of our revenue. In 2003 and 2002, respectively, sales of our Meeting Center service accounted for 60% and 65% of our revenue. This reduction in Meeting Center sales as a percentage of our total revenue may continue as we introduce new service offerings and increase revenue in other existing services.

10k
Third Party Software and Hardware

We license software and purchase hardware, such as database, operating system, and web server software, font technology and servers, routers, and audio-conference bridges. We believe that use of third party vendors enables us to integrate current and emerging technologies into our proprietary service offerings. We purchase, or license, these third party technologies from companies including BEA Systems (application servers), Bitstream (font technology), Oracle (database technology), Rackable (servers), Sun Microsystems (servers), Veritas (file management), Pactolus (audio-conference bridge technology), Sonus (audio-conference bridge technology), and Convidia (audio-conference bridge technology). While the loss of one or more of these vendors may result in the need to identify, secure and integrate alternative technologies, we believe we can obtain, from other sources and on comparable business terms, third party software or hardware functionally comparable to that provided by these third party vendors.

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

As of December 31, 2004, we had 831 employees engaged in research and development activities. Our research and development expenditures were approximately $34.3 million, $24.8 million and $22.8 million in 2004, 2003 and 2002, respectively. We expect to continue to devote significant resources to research and development for the foreseeable future.

A significant amount of our development and testing activity is conducted by our subsidiary in China (“WebEx China”). As of December 31, 2004, of the 782 employees in our WebEx China operations, 665 employees were engaged in research and development activities. We rely on WebEx China for a significant portion of our quality assurance, software development and other activities.

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

As of December 31, 2004, we had 492 employees engaged in sales and marketing activities. Our sales and marketing expenditures were approximately $84.2 million, $74.2 million and $58.0 million in 2004, 2003 and 2002, respectively. We expect to continue to devote significant resources to sales and marketing for the foreseeable future.

We derive sales revenues from both U.S.-based and non U.S.-based customers. In 2004, 2003 and 2002, the percentage of revenues from U.S customers was 88%, 93%, and 96%, respectively. In 2004, 2003 and 2002, the percentage of revenues from our non-U.S. customers was 12%, 7%, and 4%, respectively. Our marketing programs include customer needs assessment and market analysis, service and platform marketing, brand awareness, advertising, public relations, lead generation, and educating organizations in our target markets.

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

Competition from Microsoft for the general web conferencing market, or from other vendors specifically targeted at the low-end market, may adversely affect us. Microsoft has become a more active participant in this web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. If Microsoft chose to deploy greater resources toward the marketing of the Live Meeting service, Microsoft could become a more significant competitor in the web communications market in which we operate. Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand its presence in the web communications market, which could make it difficult for other

10k

vendors of web communications products and services, such as WebEx, to compete. In addition, some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors.

      We believe that the principal competitive factors in our market include:

-   service functionality, quality and performance;

-   ease of use, reliability, scalability and security of services;

-   customer service and support;

-   establishment of a significant base of customers and distribution partners;

-   ability to introduce new services to the market in a timely manner;

-   ability to integrate with third-party offerings and services; and

-   pricing.

Although we believe our services compete favorably with respect to many of these factors, the market for our services is relatively new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources such as IBM, Microsoft and Cisco.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have 21 issued patents in a number of areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations and remote collaboration systems involving multiple computers, and we currently have over 30 patent applications pending in the United States. Eight of the issued patents we acquired in connection with our June 2003 acquisition of certain assets of Presenter, Inc. and five we purchased in 2004 from NCR Corporation. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we have received or may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. The pending, and any future, patent applications may not result in the issuance of valid patents.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We require our employees, to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. When we become aware of such infringement, we may take action including bringing legal action against such parties. In addition, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. We may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where case facts and other conditions warrant, consider settlement options.

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

10k

Employees

As of December 31, 2004, we had 1,826 full-time employees, including 831 in research and development, 492 in sales and marketing, 302 in set-up, technical support, customer support and training, and 201 in general and administrative. As of December 31, 2004, 1,003 of our employees are based overseas, including 782 in China as part of our WebEx China subsidiary and 156 in India as part of our WebEx India subsidiary. None of our employees is covered by collective bargaining agreements. We believe our relations with our employees are good.

Available Information

Our website is located at http://www.webex.com. We make available, free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. In addition, we have an investor relations web page located on our website, which includes additional information including webcasts of earnings announcements, stock information, press releases and other information of interest to current and prospective investors. Information on our website is not part of this report.

Item 2.    Properties

In April 2004, we entered into a lease agreement for approximately 160,000 square feet in a building located in Santa Clara, California, which building is currently used for sales, engineering, support, network operations and general corporate functions, including its serving as our corporate headquarters. The lease term for this building expires in 2014. We have taken occupancy of approximately 110,000 square feet of the building, and in 2008 we will take occupancy of the remaining 50,000 square feet.

In addition, we currently lease approximately 66,000 square feet in a building in San Jose, California, which building prior to 2005 served as our corporate headquarters. The lease for this building expires in February 2008. We also have leased facilities in Atlanta, Georgia; Denver, Colorado; Chicago, Illinois; Newport Beach, California; New York, New York; Phoenix, Arizona; Sacramento, California; Amsterdam, the Netherlands; Bracknell, England; Melbourne, Australia; Tokyo, Japan; and in India, in each of the cities of Bangalore, Mumbai, New Delhi, Hyderabad and Chennai.  These facilities are used for sales-related activities and, in some cases, to house equipment used in the operation of our MediaTone network. We also lease facilities located in the Chinese cities of Hefei, HangZhou, Shanghai, Shenzhen and Suzhou, in which we conduct quality assurance, software development and other activities. The lease terms of all of these leases range from March 2005 to February 2008. While we believe that these offices are adequate to meet our current requirements, it may be necessary for us to lease additional facilities over the next 12 months.

In February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. The purchase price was $15.9 million. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. We are currently using this building primarily as a network operating center facility to accommodate growing usage requirements on our WebEx MediaTone Network.

Item 3.    Legal Proceedings

The Company is not a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

10k

Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2005, are:

Name	Age	Position
Subrah S. Iyar	47	Chief Executive Officer and Chairman of the Board
Bill Heil	47	President and Chief Operating Officer
Min Zhu	56	Chief Technical Officer and Director
Michael Everett	55	Chief Financial Officer
Dean MacIntosh	46	Vice President, Finance and Principal Accounting Officer
David Farrington	48	Vice President, General Counsel and Secretary
Shawn Farshchi	48	Chief Information Officer and VP, Technical Operations
Walt Weisner	49	Vice President, Global Support Services

Subrah S. Iyar is a co-founder of WebEx and has served as its Chairman and Chief Executive Officer since February 1997. Prior to founding WebEx, Mr. Iyar served as Vice President and General Manager of the Northern California Internet Business division of Quarterdeck Corporation, a software company, from October 1995 until November 1996. From February 1983 to 1995, Mr. Iyar held several senior positions in business development, marketing and sales management at Apple Computer, Inc., a computer hardware company, and Intel Corporation, a semiconductor company. Mr. Iyar holds a B.S. in Electrical Engineering from the Indian Institute of Technology and an M.S. in Computer Engineering from the University of Southwestern Louisiana.

Bill Heil has served as President and Chief Operating Officer of WebEx since November 2004. From June 2001 through October 2004, Mr. Heil was a principal with Kestrel Partners, a consulting firm focused on high technology businesses. Concurrent with his work as a consultant, Mr. Heil from December 2003 through November 2004 served as interim Chief Operating Officer of CAM Systems, a privately-held traffic and billing application services provider, and he also served from March 2000 to April 2004 as an independent board member of OctigaBay, a privately-held high performance computing company. From 1986 through 2001, Mr. Heil held several product management and senior executive positions with Tandem Computer and, following Tandem’s acquisition by Compaq Inc., similar senior management positions with Compaq, a manufacturer of computer hardware and software products. Prior to the acquisition of Tandem by Compaq in 1997, Mr. Heil served as Tandem’s Senior Vice President of Product Management and Strategy (1994-1996) and as Senior Vice President of Tandem’s ServerWare business unit (1996-1998). Following the acquisition, Mr. Heil served as Vice President and General Manager of the Tandem Division of Compaq (1998-1999), and later the Vice President of Compaq’s Business Critical Servers Group (1999-2001). Mr. Heil holds B.S. and M.S. degrees in Computer Science from the Massachusetts Institute of Technology, and an M.B.A. from Harvard Business School.

Min Zhu is a co-founder of WebEx and has served as its Chief Technical Officer and as a member of its Board of Directors since February 1997. Mr. Zhu also served as President of WebEx from February 1997 to November 2004. Prior to founding WebEx, Mr. Zhu in 1991 co-founded Future Labs, a real-time collaboration software company that was subsequently sold to Quarterdeck in 1996. Mr. Zhu holds an M.S. in Engineering Economic Systems from Stanford University.

Michael Everett has served as Chief Financial Officer of WebEx since May 2003. From June 2001 to February 2003, Mr. Everett served as Chief Financial Officer of Bivio Networks, a privately-held provider of secure Internet Protocol service platforms. From November 2000 to April 2001, Mr. Everett served as Senior Vice President and Chief Financial Officer of VMWare, Inc., a privately-held infrastructure software company that is now a subsidiary of EMC Corporation. From March 1997 to November 2000, Mr. Everett served as Chief Financial Officer of Netro Corporation, a publicly-traded broadband wireless access equipment provider later acquired by SR Telecom. Mr. Everett also spent approximately ten years in various executive capacities at Raychem Corporation, a company later acquired by Tyco International, from 1987 through 1996, where he served as General Counsel/Secretary (1987-1988), Senior Vice President and Chief Financial Officer (1988-1993) and Senior Vice President, Asia (1993-1996). Mr. Everett holds a B.A. from Dartmouth College and a J.D. from the University of Pennsylvania Law School.

Dean MacIntosh has served as Vice President, Finance and Principal Accounting Officer of WebEx since February 2005. From February 2001 to February 2005, Ms. MacIntosh served as Vice President of Finance of WebEx. From August 1995 through February 2001, Ms. MacIntosh held several finance-related positions with Lumisys Incorporated, a publicly-held medical imaging manufacturer that was acquired by Eastman Kodak Company in December 2000. Ms. MacIntosh served as Lumisys’s controller from August 1995 through February 1997, as its vice president of finance from February 1997 through August 1998, and as its chief financial officer from August 1998 through completion of the acquisition by Kodak in December 2000. Following the acquisition and until February 2001, Ms. MacIntosh assisted with the transition of Lumisys finance-related activities to the Kodak finance organization. Ms. MacIntosh holds a B.A. from the University of California at Los Angeles and an M.B.A. from San Francisco State University.

10k

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

Shawn Farshchi has served as Vice President, Technical Operations and Chief Information Officer of WebEx since January 2003. From July 2002 to December 2002, Mr. Farshchi was employed by Oracle Corporation, an enterprise software company, as Regional Vice President, Oracle Managed Services. From March 2001 to July 2002, Mr. Farshchi served as Vice President, Engineering and Chief Information Officer of BroadVision Inc., a provider of self-service web applications. From March 1995 to March 2001, Mr. Farshchi held the following positions at DHL Express, an air transport company now a division of Deutsche Post World Net: Manager, Infrastructure Engineering (March 1995 to March 1996); Director, Infrastructure Engineering (March 1996 to February 1997); Vice President, Infrastructure and Operations (February 1997 to February 2000); and Chief Information Officer (February 2000 to March 2001). Mr. Farshchi holds a B.S.E.E. from San Francisco State University and both an M.S. (Telecommunications) and an M.B.A. from Golden Gate University.

Walt Weisner has served as Vice President, Global Support Services of WebEx since July 2003, and prior to that as Senior Director of Customer Care from April 2002 until July 2003. From September 1999 until March 2002, Mr. Weisner served as Senior Vice President of Customer Operations for Internet Connect, a broadband service provider. From March 1997 until September 1999, Mr. Weisner served as Director of Customer Support for Nextel Communications, a wireless communications service provider. Mr. Weisner holds a B.B.A. from Cleveland State University.

No executive officer of WebEx is employed for any specific term or duration of office.

10k

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market of Common Stock

Our common stock trades publicly on the Nasdaq National Market under the symbol “WEBX”. The following table sets forth for the periods indicated the highest and lowest sale price of our common stock during each quarter:

Fiscal Year 2004	High	Low
First Quarter	$30.04	$19.25
Second Quarter	$32.38	$19.49
Third Quarter	$22.21	$17.36
Fourth Quarter	$26.80	$21.28

Fiscal Year 2003	High	Low
First Quarter	$17.09	$10.00
Second Quarter	$15.06	$8.18
Third Quarter	$22.05	$13.90
Fourth Quarter	$25.32	$17.34

Holders of Record

As of February 28, 2005, there were approximately 93 holders of record (not including beneficial holders of stock held in street name) of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is included under Item 12 of Part III of this Report on Form 10-K.

Issuer Purchases of Equity Securities

On July 29, 2004, we publicly announced a share repurchase program pursuant to which the our Board of Directors authorized the repurchase of up to $40,000,000 of the Company’s common stock over a 12-month period ending July 22, 2005. During the third quarter of our fiscal year ended December 31, 2004, as reported on our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004, we repurchased 308,100 of our shares for an aggregate price of $5,826,000. During the fourth quarter of our fiscal year ended December 31, 2004, we did not make any repurchases under this repurchase program, nor did we make any other repurchases of our equity securities.

10k

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

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Income Statement Data:
Net revenue	$249,133	$189,341	$139,861	$81,186	$25,389
Cost of revenue	41,854	31,798	25,064	21,527	10,081
Gross profit	207,279	157,543	114,797	59,659	15,308
Operating expenses:
Sales and marketing	84,192	74,249	58,026	47,207	50,807
Research and development	34,342	24,769	22,788	16,284	12,168
General and administrative	18,713	13,575	14,447	10,301	6,553
Equity-based compensation*	571	1,849	2,966	13,688	28,039
Total operating expenses	137,818	114,442	98,227	87,480	97,567
Operating income (loss)	69,461	43,101	16,570	(27,821)	(82,259)
Interest and other income, net	308	1,074	339	189	1,833
Income (loss) before income taxes	69,769	44,175	16,909	(27,632)	(80,426)
Income tax expense (benefit)	21,889	(15,627)	514	—	—
Net income (loss)	$47,880	$59,802	$16,395	$(27,632)	$(80,426)
Net income (loss) per share:
Basic	$1.09	$1.44	$0.41	$(0.76)	$(3.81)
Diluted	$1.03	$1.37	$0.39	$(0.76)	$(3.81)
Shares used to compute net income (loss) per share:
Basic	43,817	41,554	39,687	36,418	21,111
Diluted	46,451	43,619	42,353	36,418	21,111
*Equity-based compensation:
Sales and marketing	$43	$699	$1,133	$6,602	$9,916
Research and development	52	245	528	2,871	6,404
General and administrative	476	905	1,305	4,215	11,719
	$571	$1,849	$2,966	$13,688	$28,039

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$185,138	$134,635	$68,952	$42,146	$28,214
Working capital	190,066	137,575	64,907	32,117	19,374
Total assets	285,793	201,496	114,324	90,296	68,543
Long-term obligations	----	—	—	572	1,269
Deferred equity-based compensation	(15)	(74)	(1,092)	(5,724)	(17,181)
Accumulated deficit	(1,043)	(48,923)	(108,725)	(125,120)	(97,488)
Stockholders’ equity	247,062	165,894	88,120	58,827	45,506

10k

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web conferencing services, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings or changes in laws or regulations relating to our business, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network. We offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center, WebEx Event Center, WebEx Enterprise Edition, WebEx Sales Center, WebEx SMARTtech, WebEx Presentation Studio and our newest service, MyWebExPC, which was launched in January 2005.

Our corporate and technical operations headquarters are each located in Santa Clara County, California, in the cities of  Santa Clara and Mountain View, respectively. In addition, we have ten non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites. In April 2004, we acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. WebEx has renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India Pvt. Ltd, which we sometimes refer to as WebEx India, has maintained the CyberBazaar offices and a significant portion of the CyberBazaar management team and employees present at the time of the acquisition. The results of WebEx India are included in the consolidated financial statements of WebEx subsequent to April 30, 2004, the effective date of the acquisition.

10k
Revenue and Cash-Generation Models. We sell our services directly to customers, which both in the fourth quarter of 2004 and for the full year 2004 accounted for approximately 88% of our revenue, or $59.6 million and $219.2 million, respectively. We also sell our services indirectly to customers through those of our distribution partners that buy and resell our services, which sales both in the fourth quarter of 2004 and for the full year 2004 accounted for approximately 12% of our revenue, or $8.1 million and $29.9 million, respectively. With these types of distribution partners, whom we also generally refer to as resellers, we sell to and contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner. We also have another type of distribution partner—a distribution partner that acts as our sales or referral agent. When a sale is made from us to a customer through the efforts of this kind of distribution partner, the distribution partner receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we include the revenue received by us within the broad category of revenue received from services sold directly to customers. We enter into distribution relationships, either reseller or referral agent, so that we can increase total revenue by obtaining customers that we could not obtain through our direct sales efforts.

Historically, revenue has been generated based on a monthly, fixed-fee subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which would enable the customer to have up to a set number of total minutes within the month to utilize our services. Another of our fixed-fee offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. We refer to the revenue associated with these monthly, fixed-fee subscription arrangements, measured as of the end of any month, as committed revenue.

In addition, there are several situations in which customers are charged per minute or usage-based pricing. These include: customer overage fees for port customers, usage of minutes in excess of the minimum commitment, most types of telephony charges, certain distribution partner arrangements and individual pay-per-use services purchased directly from our website. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions. Per minute fees are assessed when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of us. A majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage based, except in instances where the online customer instead purchases a one-month subscription for a fixed fee. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue. Uncommitted revenue is increasing as a percentage of our total revenue.

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

Another trend favoring the projected growth of the web conferencing market is the relative infancy of the web conferencing market. The adoption of web conferencing may follow a pattern similar to that which has been observed with other computer-related technologies. According to this pattern, the first users can be grouped into a category called early adopters—a relatively small percentage of potential users who first discover and are able to understand and make use of a new technology. If the product seems useful, a second wave of users may arise which is often many times larger than the number of early adopters. In the usual case, this larger number of users materializes because of workplace usefulness: employers start to understand the utility of the technology in the workplace and encourage or require employee usage of the technology. Eventually, if the utility of the technology is compelling enough, the technology may become a staple of most workplaces and the technology is deemed mainstream. Under this adoption pattern, the greatest growth in the market occurs during this migration from second wave to mainstream usage. One such example of this adoption pattern is usage of the desktop computer during the 1980s. Another example is usage of word processing software associated with the desktop computer during the 1990s. In each instance, time required to migrate from the early adoption phase to the mainstream phase exceeded ten years.

10k

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

There exist a number of challenges to the projected market growth scenario for web conferencing. One is a concern, actual or perceived, about security. As the universe of corporate activities that can be conducted in a web conference expands, more and more of these activities will embrace sensitive corporate or government financial data, plans, projects or other proprietary information. If web conferencing technologies do not have embedded within them adequate security protections so that the contents of a web conference will remain private among the participants, usage may not grow as projected. Moreover, to the extent that there occur publicized incidents of security breaches associated with usage of a web conferencing technology, no matter who the vendor, the security-related concerns of would-be users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

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

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, Raindance, IBM, Oracle, Macromedia, and Microsoft.

Competition from Microsoft for the general web conferencing market, or from other vendors specifically targeted at the low-end market, may adversely affect us. Microsoft has become a more active participant in this web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. If Microsoft chose to deploy greater resources toward the marketing of the Live Meeting service, Microsoft could become a more significant competitor in the web communications market in which we operate. Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand its presence in the web communications market, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete. In addition some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for WebEx to compete in that segment of the market and may cause some of our existing customers to switch to these competitors.

Critical Accounting Policies and Estimates

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserves, the allowance for doubtful accounts, income taxes and goodwill and intangible assets. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition.    Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF

10k

Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which became effective during 2003. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably over the current term of the contract and variable usage-based fees are recognized as usage occurs. During the initial term, the company provides training services, web-page design and set-up services. In addition to subscription services revenue, WebEx derives revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

We also enter into reselling arrangements with certain distribution partners, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from reseller distribution partners are deferred until the related services are provided or until otherwise earned by us. We contract directly with distribution partners who are resellers, and revenue is recognized based on net amounts charged to the distribution partner.

Persuasive evidence for all of our arrangements is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and the reseller forfeits commitment fees at the end of the commitment period.

Commencing in 2003, we began recognizing revenue from a reseller based in China with whom we have an agreement but who is otherwise unaffiliated with WebEx. Due to certain legal restrictions in China relating to our ability to sell directly to customers in China, we entered into the reseller arrangement. Under this arrangement, we license our communication service offerings to the reseller for resale in China, and in consideration we receive licensing royalty revenue. Royalty revenue due to us is based on the level of revenue reported by the reseller and is recognized on a cash-received basis from the reseller. Also in 2003, subsequent to recognizing some revenue from our China-based reseller, we entered into a loan agreement with this reseller. Under the terms of the agreement, WebEx agreed to loan our reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has a negative cash flow. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operation of the reseller. We believe that repayment is doubtful and therefore we have reserved the current amount outstanding on the loan of $0.3 million through a charge to sales and marketing expense. No additional revenue will be recognized from this reseller until all outstanding loan amounts are paid in full or the loan is otherwise settled.

Sales Reserves. The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.

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

10k
The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended December 31, 2004 (in thousands):

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Balance at beginning of quarter	$5,363	$6,261	$6,331	$6,837	$7,351	$7,934	$7,286	$7,332

Sales reserve
Balance at beginning of quarter	4,447	4,995	4,682	4,571	4,618	4,866	3,710	3,948

Deducted from revenue	2,518	1,331	2,309	2,115	1,919	2,657	3,585	1,679
Amounts written off	(2,334)	(1,879)	(1,996)	(2,004)	(1,966)	(2,905)	(2,429)	(1,917)
Change	184	(548)	313	111	(47)	(248)	1,156	(238)

Balance at end of quarter	4,631	4,447	4,995	4,682	4,571	4,618	4,866	3,710
Sales reserve as a percentage of gross accounts receivable	12.2%	12.8%	15.2%	16.1%	16.2%	16.7%	17.8%	14.1%
Allowance for doubtful accounts
Balance at beginning of quarter	916	1,266	1,649	2,266	2,733	3,068	3,576	3,384

Charged (credited) to bad debt expense	231	(258)	(135)	(439)	(268)	364	122	632
Amounts written off	(144)	(92)	(248)	(178)	(199)	(699)	(630)	(440)
Change	87	(350)	(383)	(617)	(467)	(335)	(508)	192

Balance at end of quarter	1,003	916	1,266	1,649	2,266	2,733	3,068	3,576
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.6%	2.6%	3.8%	5.6%	8.0%	9.9%	11.2%	13.5%
Balance at end of quarter.	5,634	5,363	6,261	6,331	$6,837	$7,351	$7,934	$7,286

Gross accounts receivable	$38,072	$34,694	$32,918	$29,198	$28,251	$27,651	$27,336	$26,396

Total reserve as a percentage of gross accounts receivable	14.8%	15.4%	19.0%	21.7%	24.2%	26.6%	29.0%	27.6%

Income Taxes.   We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded. In the fourth quarter of 2003, as a result of our assessment of projected future income, we released $21.4 million of valuation allowance against deferred tax assets. In the fourth quarter of 2004, again as a result of our assessment of projected future income, we released $4.7 million of valuation allowance primarily related to the remaining net operating loss carryforwards. This resulted in a tax benefit in the fourth quarter of $3.8 million and a $0.9 million credit to additional paid-in capital attributable to the tax benefit of stock options.

10k
In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Impairment of Goodwill and Intangible Assets. We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Amortizable intangible assets subject to this evaluation include acquired developed technology, patents, customer contracts and relationships, trade name and covenant not to sue. We assess the impairment of goodwill annually in our fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

-  Significant decrease in the market value of an asset;

-  Significant changes in the extent or manner for which the asset is being used or in its physical condition;

-  A significant change, delay or departure in our business strategy related to the asset;

-  Significant negative changes in the business climate, industry or economic conditions; and

-   Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting unit with goodwill.  If our revenue and cost forecasts are not achieved, we may incur charges for goodwill impairment, which could have material adverse effect on our income statement.

10k

Income Statement

The following table sets forth, for the periods indicated, consolidated income statement data as a percentage of net revenue.

	Years ended December 31,
	2004	2003	2002
Net revenue	100%	100%	100%
Cost of revenue	17	17	18
Gross profit	83	83	82
Operating expenses:
Sales and marketing	34	39	41
Research and development	14	13	16
General and administrative	8	7	11
Equity-based compensation	0	1	2
Total operating expenses	56	60	70
Operating income	27	23	12
Interest and other income, net	0	1	0
Income before income taxes	27	24	12
Income tax expense (benefit)	8	(8)	0
Net income	19%	32%	12%

Net revenue.     Net revenue increased from $139.9 million in 2002 to $189.3 million in 2003 and to $249.1 million in 2004, which represents an increase of 35% and 32% in 2003 and 2004, respectively. These increases were primarily due to growth in our subscribing customer base and the increased adoption by existing customers. By the end of 2004, the number of customers in our subscribing base had grown by more than 26% from the end of 2003.

One of the measurement tools, or metrics, which we use to help forecast future revenues, is what we refer to as our monthly revenue rate, or what we sometimes call MRR. We define our monthly revenue rate as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues for the quarter divided by three. Our monthly subscription contracts at the end of December 2004 were approximately $16.7 million and our average monthly uncommitted revenue in the quarter ended December 31, 2004 was $6.6 million, and thus our monthly revenue rate exiting December 2004 was $23.3 million. Certain one-time revenues, such as set up fees, are not captured in MRR.

Another metric we use to analyze customer losses and to help forecast future revenues is monthly average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business, except that our lost subscription MRR is more inclusive than the churn metric used in the telecommunications business. Whereas the telecommunications churn metric typically includes only revenues lost because of customer terminations, our lost subscription MRR includes not only revenues lost because of customer terminations but also revenues lost because existing customers either have reduced their subscription amounts or have elected to terminate their subscriptions in favor of purchasing from our partners. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts (including in that amount reductions in subscription amounts and subscription amounts lost to the partner channel) during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost (including existing customer subscriptions and switches to partners) subscription contracts for the quarter. As can be understood from the definition of lost subscription MRR, we calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended December 31, 2004 was 1.9% per month. The following table shows our MRR, and lost subscription MRR, for the five quarters ended December 31, 2004 ($ in millions):

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Uncommitted usage - monthly average during the quarter	$6.6	$6.0	$5.9	$5.1	$4.6
Contracted subscriptions at the end of the quarter	16.7	15.9	15.1	14.1	13.4
Total MRR	$23.3	$21.9	$21.0	$19.2	$18.0

% of subscription MRR lost per month	1.9%	1.8%	1.8%	1.8%	1.8%

Cost of revenue.     Our cost of revenue consists of costs related to user set-up, network and data center operations, technical support and training activities including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenue increased from $25.1 million in 2002 to $31.8 million in 2003 and to $41.9 million in 2004. As a percent of revenue, cost of revenue was 18%, 17% and 17% for 2002, 2003 and 2004, respectively. These increases in absolute dollars in

10k

cost of revenue were primarily due to increases in the cost for delivering existing and new services to more customers, additional technical staff to support our growing installed base of customers and new services, and expanding and improving our worldwide network. In February 2004, we purchased land and a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space for $15.9 million. Land totaling $9.7 million is not depreciated, and the building totaling $6.2 million is being depreciated over 10 years. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004, we used this facility as our network-operating center as well as to expand our primary switching center to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and marketing.     Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased from $58.0 million in 2002 to $74.2 million in 2003 and to $84.2 million in 2004. These increases were primarily due to increased sales spending to expand our sales force and to increased marketing spending for advertising focused on building brand awareness and generating sales leads.

Research and development.     Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment, supplies and consulting engineering services. Research and development expense increased from $22.8 million in 2002 to $24.8 million in 2003 and to $34.3 million in 2004. The increase in research and development expense from 2002 to 2003 was primarily due to personnel related expenses resulting from increases in staffing. In 2002, research and development included $3.3 million for the cost of engineering services provided by three companies in China providing engineering services to us on a contract basis. Our subsidiary WebEx China acquired substantially all of the assets of, and hired a substantial majority of the then-employees of, these companies in February 2003. We incurred $0.3 million of expense on a contract basis in 2003 prior to the acquisition. The increase in research and development expense from 2003 to 2004 was primarily due to personnel-related expenses resulting from increases in number of research and development personnel including increases in the number of such personnel in WebEx China.

General and administrative.     Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting, and bad debt expense. General and administrative expense decreased from $14.4 million in 2002 to $13.6 million in 2003, and increased to $18.7 million in 2004. The decrease in general and administrative expense from 2002 to 2003 was primarily due to the decrease of bad debt expense. Bad debt expense decreased from $6.1 million in 2002 to $0.9 million in 2003 as a result of lower credit losses compared to historical periods. The increases from 2003 to 2004 were primarily due to lower bad debt expense and higher professional fees, increases in personnel and payroll-related expenses required to address new regulations including new regulations imposed by the Sarbanes Oxley Act of 2002. Bad debt expense decreased from $0.9 million in 2003 to a $0.6 million credit in 2004. This decrease in bad debt expense was primarily the result of lower credit losses compared to historical periods. We expect bad debt expense to increase in future periods as a result of the increased size of our installed customer base.

Equity-based compensation.     Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased from $3.0 million in 2002 to $1.8 million in 2003 and to $0.6 million in 2004. The decreases from year to year were primarily due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations of our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options will be impacted by future changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx. In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options using the fair-value-based method, to be recorded as expense in our results of operations. Since the accounting provision of SFAS 123R is effective for reporting periods beginning after June 15, 2005, we are required to adopt SFAS 123R in the third quarter of fiscal 2005. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our equity-based compensation expense.

Interest and other income, net.     Interest and other income, net is comprised of interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries and certain other expenses. Interest and other income, net increased from $0.3 million in 2002 to $1.1 million in 2003 and decreased to $0.3 million in 2004. The increase from 2002 to 2003 was primarily due to lower impairment charges on an investment and increased interest income as a result of higher cash and short-term investments offset by lower market interest rates. In 2002, other expenses included an impairment write-down of $0.2 million, which was the remaining carrying amount of a $1.0 million investment in a distribution

10k

partner, Tonbu, Inc. The decrease from 2003 to 2004 was primarily due to increased losses from currency exchange as a result of non-functional currency transactions of our foreign subsidiaries, partially offset by higher interest earned as a result of increased cash invested. In 2003 and 2004, other expenses included a loss from currency exchange of $0.3 million and $1.9 million, respectively. There was no material foreign currency exchange gain or loss in 2002.

Income taxes.     Because we incurred net operating losses in years prior to 2002, we paid no federal, state and foreign income taxes in that period, nor did we recognize any tax benefits for the related tax operating loss carryforwards. During 2002, we realized pre-tax earnings and we had net operating loss carryforwards available to offset taxable income in the U.S. We recorded a provision for income tax of $0.5 million during 2002 related to foreign and state taxes. In 2003, we continued to experience profitability and therefore, had evidence to support the recognition of deferred tax assets. Accordingly, in 2003 we recorded a current provision for income tax of $5.8 million related to federal, state and foreign income taxes, which was offset by the release of a valuation allowance in the amount of $21.4 million based on projected future income. In 2004, the provision for income tax includes a release of $4.7 million of valuation allowance primarily related to remaining net operating loss carryforwards, which resulted in a tax benefit of $3.8 million and a $0.9 million credit to additional paid-in capital attributable to the tax benefit of stock options. The release of the valuation allowance was recorded in the fourth quarter of 2004 when we updated our forecast of future projected income. Our effective tax rate in 2002, 2003 and 2004 has fluctuated as a result of the valuation allowance adjustments described above and may continue to fluctuate in 2005 with the expected adoption of the new accounting standard requiring expensing of stock-based employee compensation.

As of December 31, 2004, we have approximately $3.7 million and $0.2 million of net operating loss carryforwards for federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in 2020, and the state net operating loss carryforwards expire beginning in 2006. We have approximately $5.1 million of net operating loss carryforwards for foreign income tax purposes.

Net income.     As a result of the foregoing, we reported net income of $47.9 million, $59.8 million and $16.4 million in 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

We have generated net positive cash flow from operations since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations as well as fund future expansion.

As of December 31, 2004, cash, cash equivalents and short-term investments were $185.1 million, an increase of $50.5 million compared with cash and cash equivalents of $134.6 million as of December 31, 2003. As of December 31, 2004 and 2003, we had no debt.

Net cash provided by operating activities was $68.8 million in 2004, $60.7 million in 2003 and $31.9 million in 2002. Cash provided by operating activities in 2003 and 2002 was primarily the result of net income adjusted for non-cash components offset by uses for working capital attributable to increases in accounts receivable, decreases in accounts payable, offset by increases in taxes payable. Cash provided by operating activities in 2004 was primarily the result of net income adjusted for non-cash components offset by uses for working capital attributable to increases in accounts receivable and decreases in taxes payable.

Net cash used in investing activities was $52.7 million in 2004, $37.2 million in 2003 and $43.6 million in 2002. Net cash used by investing activities related primarily to the purchase of short-term investments, capital expenditures for equipment, hardware and software used in our MediaTone network, the acquisitions in 2004 of CyberBazaar, an India audio conferencing company, and of land and building, including additional leasehold improvements, for our new switching center. In 2004, 2003 and 2002, cash spent on property, plant and equipment was $37.2 million, $9.2 million, $8.2 million, respectively.

Net cash provided by financing activities was $23.4 million in 2004, $14.9 million in 2003 and $2.2 million in 2002. Cash provided by financing activities was primarily the result of cash received from stock option exercises and employee stock purchase plan purchases, and the full repayment of a loan to our Chief Executive Officer in 2002, offset in part by cash used in the Company’s share repurchase program in 2004. Under the share repurchase program, which the Company’s board of directors authorized in July 2004 for a one-year duration and which leaves to the Company’s discretion whether and to what extent shares are repurchased during that one-year period, a maximum of $40 million in shares of the Company’s common stock may be repurchased on the open market. As of December 31, 2004, approximately $5.8 million worth of shares of the Company’s common stock has been repurchased.

As of December 31, 2004, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases and construction of leasehold improvements at new leased facilities, totaled $13.0 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

10k

We lease office facilities under various operating leases that expire through 2014. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California, that will serve as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. Future minimum lease payments under this lease begin in January 2005 and total an aggregate of $23.8 million for the life of the lease. Total future minimum lease payments under other operating leases amount to approximately $11.3 million.

We have a revolving credit line with a bank that provides available borrowings of up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of December 31, 2004, we had no outstanding borrowings under the credit line, but we did have a $4.0 million letter of credit issued under the line as security for our new headquarters lease.

In the first quarter of 2004, we purchased land and a building for approximately $9.7 million and $6.2 million, respectively. Additional cash will be required to expand our existing switching center in the new facility during 2005.

In April 2004, we completed the acquisition of CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. We have renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India has continued to maintain the CyberBazaar offices, management team and employees. The CyberBazaar acquisition did not have a material impact on our financial condition, income statement, or liquidity in 2004, and we do not expect it to have a material impact in 2005. WebEx paid the former CyberBazaar shareholders approximately $2.7 million in cash at closing. Additional payments of $1.4 million were accrued in 2004 and paid in 2005 based on the performance of CyberBazaar in calendar year 2004. These additional payments are tied to continued employment of the former owners of CyberBazaar at our new India subsidiary and, accordingly, are being expensed as compensation.

In September 2004, we entered into an agreement with NCR Corporation, a technology company, which included the acquisition from NCR of certain intangible assets and a release from any past liability associated with those assets. The terms of the agreement included our acquiring five NCR patents issued in the U.S. together with the foreign counterparts of those patents, obtaining licenses to certain other NCR patents for the life of those patents, and mutually agreeing with NCR not to commence legal actions against each other on other patents in the companies’ respective portfolios for a period of three years. The acquired patents were filed between 1993 and 1997. The amount paid in cash by us under the agreement, which was allocated to the acquired intangible assets based on fair value, was $2.6 million and is being amortized into cost of revenues. The remainder of the consideration under the agreement consisted of $0.3 million, which was allocated to the value of releases from any liability that might have accrued prior to the effective date of the agreement and which was charged to cost of revenue in the three months ended September 30, 2004.

We expect that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated positive cash flow from operations in each quarter of 2004. We anticipate that we will continue to generate positive cash flow from operations in 2005 and that existing cash reserves will therefore, be sufficient to meet our capital and operating requirements during this period. If revenue in 2005 is less than anticipated, we may take steps to reduce our discretionary expenses, such as marketing, reduce planned capital expenditures or limit the hiring of new personnel. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing would be available at all or, if available, would be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Long Term Contracts

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

                                                                                                                                                                                                                        Payments due by period
Contractual Obligations	2005	2006	2007	2008	2009	2010 and thereafter	Total
Operating lease obligations	$4,881	$3,533	$3,422	$3,703	$3,255	$16,347	$35,141
Purchase obligations	12,498	324	45	-	-	-	$12,867
Other commitments	917	458	-	-	-	-	1,375
Total	$18,296	$4,315	$3,467	$3,703	$3,255	$16,347	$49,383

10k

Recent Accounting Pronouncements

See Note 1(s) of the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

Although we realized net earnings for each of the twelve prior fiscal quarters including the four in 2004, there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future years or quarters.

We realized net earnings in each of the twelve fiscal quarters in 2002, 2003 and 2004. However, we may experience net losses in future years or quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share of the web communications market or require us to reduce our prices substantially to remain competitive. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

Because our quarterly results vary and are difficult to predict, we may fail to meet quarterly financial expectations, which may cause our stock price to decline.

Because of the emerging nature of the market for web communications services, and because of the uncertain impact of competition, our quarterly revenue and operating results may fluctuate from quarter to quarter and may vary from publicly announced quarterly or annual financial guidance. In addition, because we have two different pricing models and the less predictable of the two currently represents a greater percentage of our revenue than it has in the past, our revenue and operating results will be more difficult to predict. The two pricing models are what we refer to as, respectively, subscription-based and usage-based, and the less predictable of the two is the usage-based pricing model.

From a revenue standpoint, our dominant pricing model has been a monthly, fixed-fee subscription model. Under this model, a customer may subscribe to a certain number of concurrent-user ports per month, which would enable the customer to have up to that number of users connected to WebEx meetings at any one time, or to a monthly minimum minutes commitment which would provide the customer with up to a set number of people minutes per month with which to utilize our services. Another of our fixed-fee offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate.

In addition, there are several situations in which customers are charged per minute, or usage-based pricing. These include: customer overage fees, most types of telephony charges, certain distribution partner arrangements and individual pay-per-use purchased directly from our website. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independent of us. The vast majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, we make available on our website, for purchase online by credit card and on a usage-based basis, certain of our services.

Historically, the majority of our revenue has been fixed fee, but the percentage of our revenue which is derived from usage-based pricing models is greater than it has been in the past. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from

10k

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

A number of other factors could also cause fluctuations in our operating results.

Factors outside our control include:

-	our distribution partners’ degree of success in distributing our services to end-users;

-	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

-	changes in offerings, sourcing or pricing policies of our competitors and our distributors;

-	market acceptance of our services;

-	the growth rate of the market for web communications services; and

-	a trend toward lower average per-minute prices in the telecommunications sector generally.

Factors within our control include:

-	our ability to develop, enhance and maintain our web communications network in a timely manner;

-	the mix of services we offer, and our introduction of new and enhanced services;

-	our ability to attract and retain customers;

-	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

-	changes in our pricing policies.

If any of these factors impact our business in an unplanned and negative manner during a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and platform, and our competitors’ success could impact our longer-term financial performance by reducing demand for our services, which would harm our business.

We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization and our network infrastructure, and on upgrading leased facilities such as our corporate headquarters. For example, in the first quarter of 2004 we purchased a building in Mountain View, California which will serve as our primary network switching facility, and in the second quarter of 2004 we entered into a ten-year lease for space in a building located in Santa Clara, California which we have begun occupying and which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and therefore, our operating results could suffer.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

10k

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. Our monthly average lost subscription MRR, an internal measurement tool we use to evaluate subscription-based revenues we have lost, for the quarter ended December 31, 2004 was 1.9%. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of December 31, 2004, we had distribution agreements in place with telecommunications partners and software vendors that for 2004 accounted for 12% of our revenue, which revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these distribution partners are per minute or usage-based payments. The minority of payments are fixed-fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote insufficient resources to marketing and supporting our services or to devote greater resources to marketing and supporting the products and services of other companies. Also, with regard to the telecommunications-provider distribution channel for web conferencing services which may prove economically significant in the future, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web communications services will suffer and our business and operating results will be harmed.

Our total revenue may suffer if we are unable to manage our distribution relationships successfully to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can obtain additional customers through distribution partners that we could not obtain through our direct sales efforts. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the distribution partner, whom in this type of distribution arrangement we refer to as a reseller, and revenue is recognized on amounts charged to the distribution partner. A significant majority of our distribution partner agreements are of this type. We also have distribution arrangements where we, rather than the distribution partner, bill the end user. When we bill the end-user, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services is paid to the distribution partner, whom in this type of distribution arrangement we sometimes call a referral agent. Revenue is recognized based on amounts charged to the end-user and amounts paid to the distribution partner are recorded as sales expense. In either case, the revenue received by us when a sale is made by a distribution partner, is not as great as it would have been had the sale been made by us directly, for the same volume of WebEx services. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from distribution partners who are resellers, our revenue may decrease.

10k

We expect to depend on sales of our standalone WebEx Meeting Center service for a significant percentage of our revenue for the foreseeable future.

Our standalone WebEx Meeting Center service, the service which generates our largest sales revenue, accounted for approximately 50% of our revenue for the year ended December 31, 2004. We have developed and are selling other services, such as our Event Center, Training Center, Support Center and Enterprise Edition services, our SMARTtech service, our new Sales Center service launched in September 2004, our new MyWebExPC offering launched in January 2005, and our audio conferencing service offered through our recently-acquired subsidiary in India. However, these services may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

If our services fail to function when used by large numbers of participants, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended December 31, 2004, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results would be harmed.

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

We rely on our China subsidiary, which exposes us to risks of economic instability in China, risks related to political tension between China and the United States, and risks arising from an inability to enforce our intellectual property rights.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of December 31, 2004, approximately 782 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Further, our per-employee productivity is lower in China than it is the United States, due to employee turnover in China and the length of time required for a new employee in China to become productive in the position for which he or she was hired. We also face foreign exchange risk in that we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, which are currently not

10k

offset by sales revenue in China. The Chinese currency, or yuan, is a currency whose rate of exchange with other currencies is controlled by the Chinese government, and any removal of that control could result in a significant appreciation of the yuan relative to the U.S. dollar and thereby increase the negative effect of the foreign exchange risk we face in China. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations. If we lost the services of our WebEx China subsidiary, we would incur increased costs, which would harm our operating results and business. Finally, because a substantial amount of our research and development activity takes place in China, our business may be harmed if we encounter difficulties enforcing our intellectual property rights there.

Our international business activities expose us to foreign exchange risk, foreign country economic conditions and the challenges of managing a global business operation, any of which if not managed successfully could harm our financial condition.

A small, but growing, part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in each of the following countries: China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

-	staffing and managing international operations including multiple non-U.S. subsidiary structures;

-	handling the various accounting, tax and legal complexities arising from our international operations;

-	properly designing, testing and maintaining internal controls over financial reporting in our non-U.S. subsidiaries, as required under Sarbanes-Oxley-related laws and regulations;

-	understanding cultural differences affecting non-U.S. employee relations or sales transactions; and

-	addressing political, economic or social instabilities that may arise from time to time in a specific non-U.S. country or region.

The cost of meeting these and other challenges, or our failure to address adequately one or more of such challenges, could have a material adverse impact on our costs, expenses, and financial condition.

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

10k

The software underlying our services is complex, and our business and reputation could suffer if our services fail to perform properly due to undetected defects or similar problems with our underlying software.

Complex software, such as the software underlying our services, often contains undetected defects. We may be forced to delay commercial release of new services or new versions of existing services until problems are corrected and, in some cases, may need to implement enhancements to correct defects or bugs that we do not detect until after deployment of our services. If we do detect a defect or bug in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,241 at December 31, 2003 to 1,826 at December 31, 2004. We expect to continue to increase our personnel in 2005. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we are completing the physical transfer of our network switching operations center to a new building and, separately, we are continuing periodically to update our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these updated systems or technologies do not meet our requirements or are not deployed in a successful or timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

10k

If we unexpectedly lose the services of Subrah S. Iyar, our Chief Executive Officer, Min Zhu, our Chief Technical Officer, or Bill Heil, our President and Chief Operating Officer, our business may be harmed.

Our success will depend on our senior executives. In particular, the unexpected loss of the services of any of our Chief Executive Officer and co-founder, Subrah S. Iyar, our Chief Technical Officer and co-founder, Min Zhu, or our President and Chief Operating Officer, Bill Heil, would harm our business. We do not have long-term employment agreements with or life insurance policies on any of our senior executives.

If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel in 2005. As the U.S. economy in general and the technology sector in particular continue to grow, we could encounter increasing difficulty hiring qualified personnel. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

Interruption or malfunction of our internal business processing systems, including a new system we installed during 2004, could disrupt the services we provide our customers and could harm our business.

Our business, with its approximately 11,150 subscription customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. During the third quarter of 2004, we completed deployment of and are now utilizing a comprehensive new proprietary business processing system to capture and record for billing and financial statement generation purposes, customer usage of our various services. Any material interruption or malfunction of one or more of the underlying components of this new business processing system, including bugs, start-up problems or other malfunctions relating to the new system, could cause delays or errors in transaction processing, could negatively affect customer relationships, and could harm our business. In addition, because a substantial amount of the new business processing system was developed by us rather than having been purchased from an outside vendor, we must rely on our own know-how and experience to identify, diagnose and repair any malfunction of such software rather than being able to rely on an outside vendor and multiple other users of the system to identify and correct such defects. Actual malfunction-related costs that have had and could continue to have negative effects on our business include, with respect to certain segments of our business, a modestly longer collection cycle as a result of delayed invoicing or invoice presentation issues, and our having to deploy additional resources internally to complete the processing of certain sales transactions.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware and software systems. During the third quarter of 2004, we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are

10k

not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur. Finally, in February 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building which we use primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network. Any malfunction or service interruption we suffer relating to our network switching operations to the new building could disrupt our communications services, could harm our relationships with our customers and distribution partners, and could harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 21 issued patents, including eight we acquired in connection with our June 2003 acquisition of certain assets of Presenter, Inc. and five we purchased in 2004 from NCR Corporation. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 30 patent applications pending in the United States including eight patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: WebEx (word and design), WebEx bifurcated ball logo design, WebEx.com, MyWebEx, MyWebExPC, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Event Center, We’ve Got To Start Meeting Like This, Presentation Studio, WebEx Connect, WebEx Global Watch, WebEx Contact Center, WebEx Access Anywhere and Power Panels. Federal trademark applications acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

-	third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

-
laws and contractual restrictions, particularly those existing within or applied within non-U.S. jurisdictions such as China, may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;

10k

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

We may acquire or invest in complementary businesses, technologies or services. For example, in April 2004 we completed the acquisition of CyberBazaar, the principal business of which today is audio conferencing. We have changed the name CyberBazaar to WebEx Communications India Pvt. Ltd. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. To illustrate, in connection with the CyberBazaar acquisition in April 2004, we added the former CyberBazaar workforce to our worldwide employee headcount, we continue to offer the former CyberBazaar audio conferencing services and we plan to eventually integrate our WebEx audio conferencing and network technology into the WebEx India operation. However, if we fail to integrate the former CyberBazaar employees and other employees hired after the acquisition into our company, or otherwise fail to successfully manage these new operations as our new WebEx India subsidiary in India, or if we fail to successfully upgrade the former CyberBazaar audio conferencing assets or expand our worldwide network into India, the acquisition may not meet our financial expectations. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our CyberBazaar acquisition, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

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

10k

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

Competition from Microsoft for the general web conferencing market or from other vendors specifically targeted at the low-end market may adversely affect our operating results.

Microsoft has become a more active participant in the web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. Microsoft has recently announced certain improvements to the Live Meeting service and other product developments, and also an acquisition related to the areas of communication and collaboration. Microsoft’s investment of development and marketing resources in products or services that compete directly with WebEx and Microsoft’s integrations of competitive functionality with other communication and collaboration offerings may have an adverse impact on WebEx’s business. Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand its presence in the web communications market, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete. In addition some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for WebEx to compete in that segment of the market and may cause some of WebEx’s existing customers to switch to these competitors. If WebEx is unable to deliver competitive offerings for that segment of the market, WebEx’s operating results may suffer.

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

Because customers access our network through the Web, our revenue growth depends on the continued development and maintenance of the Internet infrastructure. This continued development of the Web would include maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products and services, including high-speed modems and other high-bandwidth communications technologies, for providing reliable, high-performance Internet access

10k

and services. The success of our business will rely on the continued improvement of the Web as a convenient and reliable means of customer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. If increases in web usage or the continued growth in reliability and capacity of the Internet fail to materialize, our ability to deliver our services may be adversely affected and our operating results could be harmed.

We face risks associated with government regulation of the Internet, and related legal uncertainties.

Currently, a relatively small number of existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. For example, media reports have surfaced from time to time concerning possible future regulation, and perhaps also taxation, of VOIP products and services similar to the manner in which current telephony services are currently regulated and taxed. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business. In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web communications business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with are various U.S. state sales tax laws and regulations that may be held by the applicable authorities to apply to the sale of our web communications services.

Current and future economic and political conditions may adversely affect our business.

Current economic and political conditions, including the effects of the war in Iraq, uncertainty about Iraq’s political future, continuing tensions throughout the Middle East and the supply and price of petroleum products continue to impact the U.S. and global economy, and any negative development in one of these geopolitical areas could cause significant worldwide economic harm. Any sustained increase in the price of petroleum products above present levels would likely negatively impact the U.S. and world economies generally, which in turn could hurt our business. Any significant downturn in the U.S. economy, whether due to the effect of increasing interest rates or otherwise, could cause existing or potential customers to decide not to purchase our services, which in turn would hurt our business. To the extent that changes in laws, regulations or taxes in the U.S. diminish the economic benefits of arrangements by U.S. companies with non-U.S. subsidiaries or suppliers, our business would be adversely affected. As with our operations in China, our operations in India could be significantly disrupted if U.S. relations with India deteriorate, or if India becomes involved in armed conflict or otherwise becomes politically destabilized. Moreover, depending on severity, a significant terrorist attack anywhere in the world and particularly one within the United States could have a significantly negative effect on both the domestic and global economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

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

10k

increases occur in the future in northern California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board (FASB) during the fourth quarter of 2004 adopted final rules which will change the way companies account for equity compensation in their financial statements. FASB has stated that the new accounting standard would become effective for fiscal periods beginning after June 2005. This change in accounting standards will require us to report as a compensation expense options granted to and shares purchased by our employees pursuant to our stock option and employee stock purchase plans, and will have a negative impact on our reported net income. Because of the negative impact such accounting will have on our net income, we are likely to re-evaluate the form and amount of employee equity-based compensation we will provide in the future, such as reducing the number of stock options granted to employees or the discount available for participants in our employee stock purchase plan. These possible changes in equity compensation practices would lessen the projected negative impact of the new FASB rule on our reported net income. However, if we decide to reduce the amount of equity-based compensation we provide to our employees, we may be forced to increase cash compensation to employees to make up for the loss of equity-based compensation opportunities, which would increase our expenses. Apart from these quantifiable effects of the new FASB rule, we may have trouble retaining or recruiting key technical or management talent if we fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2004 and February 27, 2005, our stock price has traded as high as $32.38 on April 12, 2004 and as low as $17.36 on July 19, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

-	variations in our actual or anticipated operating results;

-	sales of substantial amounts of our stock;

-	announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

-	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

-	conditions in the Internet industry;

-	changes in laws, regulations, rules or standards by governments, regulatory bodies, exchanges or standards bodies; and

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

10k
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. A small, but growing, part of our business is conducted outside the United States. In the majority of non-U.S. transactions, whether they be sales revenue transactions or the payment of expenses or other obligations owing in the non-U.S. country, the currency involved is the local, non-U.S. currency. In some countries we have far more sales collections than we do payment obligations; in other countries, the reverse is true. For example, in China we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, which are currently not offset by sales revenue in China. As a result of this imbalance between local currency collections and payments in certain non-U.S. countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in such foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

10k

Item 8.    Financial Statements and Supplementary Data

10k

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WebEx Communications, Inc.:

We have audited the accompanying consolidated balance sheets of WebEx Communications, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2004, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the internal control over financial reporting of WebEx Communications, Inc. as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 9, 2005

10k

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$110,552	$70,996
Short-term investments	74,586	63,639
Accounts receivable, net of allowances of $5,634 and $6,837 at December 31, 2004 and 2003, respectively	32,438	21,414
Prepaid expenses and other current assets	4,817	2,505
Prepaid income taxes	1,739	—
Deferred tax assets	4,665	14,623
Total current assets	228,797	173,177
Property and equipment, net	44,783	19,275
Goodwill	1,822	—
Intangible assets, net	3,410	541
Deferred tax assets	5,724	6,809
Other non-current assets	1,257	1,694
Total assets	$285,793	$201,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,685	$4,648
Accrued liabilities	20,179	18,953
Income tax payable	—	2,353
Deferred revenue	9,867	9,648
Total liabilities	38,731	35,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 44,952,804 and 42,771,601 shares issued and outstanding at December 31, 2004 and 2003, respectively	45	43
Additional paid-in capital	245,807	213,275
Deferred equity-based compensation	(15)	(74)
Accumulated other comprehensive income	2,268	1,573
Accumulated deficit	(1,043)	(48,923)
Total stockholders’ equity	247,062	165,894
Total liabilities and stockholders’ equity	$285,793	$201,496

See accompanying notes to consolidated financial statements

10k

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Net revenue	$249,133	$189,341	$139,861
Cost of revenue	41,854	31,798	25,064
Gross profit	207,279	157,543	114,797
Operating expenses:
Sales and marketing	84,192	74,249	58,026
Research and development	34,342	24,769	22,788
General and administrative	18,713	13,575	14,447
Equity-based compensation*	571	1,849	2,966
Total operating expenses	137,818	114,442	98,227
Operating income	69,461	43,101	16,570
Interest and other income, net	308	1,074	339
Income before income taxes	69,769	44,175	16,909
Income tax expense (benefit)	21,889	(15,627)	514
Net income	$47,880	$59,802	$16,395
Net income per share:
Basic	$1.09	$1.44	$0.41
Diluted	$1.03	$1.37	$0.39
Shares used to compute net income per share:
Basic	43,817	41,554	39,687
Diluted	46,451	43,619	42,353
* Equity-based compensation:
Sales and marketing	$43	$699	$1,133
Research and development	52	245	528
General and administrative	476	905	1,305
	$571	$1,849	$2,966

See accompanying notes to consolidated financial statements

10k

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2004, 2003 and 2002
(In thousands, except share data)

	Common Stock		Additional Paid-in	Note Receivable from Stock-	Deferred Equity- Based Compen-	Compre- hensive	Accumulated Other Comprehensive	Accum- ulated	Total Stockholders’
	Shares	Amount	Capital	holder	sation	Income	Income	Deficit	Equity
Balances at December 31, 2001	39,998,432	$40	$189,649	$(45)	$(5,724)		$27	$(125,120)	$58,827
Net income	—	—	—	—	—	$16,395	—	16,395	16,395
Foreign currency translation adjustment	—	—	—	—	—	549	549	—	549
Unrealized gain on investments	—	—	—	—	—	205	205	—	205
Comprehensive income						$17,149
Issuance of common stock in connection with Employee Stock Purchase Plan	420,707	—	4,501	—	—		—	—	4,501
Repurchase of common shares	(172,641)	—	(204)	—	—		—	—	(204)
Forfeitures of stock options	—	—	(3,047)	—	3,047		—	—	—
Issuance of common stock in connection with the exercise of stock options	775,401	1	4,880	—	—		—	—	4,881
Amortization of equity-based compensation to employees	—	—	1,075	—	1,585		—	—	2,660
Equity-based compensation to non-employees	—	—	306	—	—		—	—	306
Balances at December 31, 2002	41,021,899	$41	$197,160	$(45)	$(1,092)		$781	$(108,725)	$88,120
Net income	—	—	—	—	—	$59,802	—	59,802	59,802
Foreign currency translation adjustment	—	—	—	—	—	935	935	—	935
Unrealized loss on investments, net of reclassifications for realized gains	—	—	—	—	—	(143)	(143)	—	(143)
Comprehensive income						$60,594
Issuance of common stock in connection with Employee Stock Purchase Plan	536,019	1	4,688	—	—		—	—	4,689
Repurchase of common shares	(26,717)	—	(25)	—	—		—	—	(25)
Forfeitures of stock options	—	—	(364)	—	364		—	—	—
Issuance of common stock in connection with the exercise of stock options	1,240,400	1	10,621	—	—		—	—	10,622
Repayment of note	—	—	—	45	—		—	—	45
Amortization of equity-based compensation to employees	—	—	413	—	654		—	—	1,067
Equity-based compensation to non-employees	—	—	782	—	—		—	—	782
Balances at December 31, 2003	42,771,601	$43	$213,275	$—	$(74)		$1,573	$(48,923)	$165,894
Net income	—	—	—	—	—	$47,880		47,880	47,880
Foreign currency translation adjustment	—	—	—	—	—	833	833	—	833
Unrealized loss on investments, net of reclassifications for realized gains	—	—	—	—	—	(138)	(138)	—	(138)
Comprehensive income						$48,575
Issuance of common stock in connection with Employee Stock Purchase Plan	639,639	1	6,365	—	—		—	—	6,366
Repurchase of common shares	(308,100)	—	(5,826)	—	—		—	—	(5,826)
Forfeitures of stock options	—	—	(13)	—	13		—	—	-----
Issuance of common stock in connection with the exercise of stock options	1,849,664	1	22,885	—	—		—	—	22,886
Stock option income tax benefit	—	—	8,596	—	—		—	—	8,596
Amortization of equity-based compensation to employees	—	—	8	—	46		—	—	54
Equity-based compensation to non-employees	—	—	517	—	—		—	—	517
Balances at December 31, 2004	44,952,804	$45	$245,807	$—	$(15)		$2,268	$(1,043)	$247,062

10k

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended Deceember 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$47,880	$59,802	$16,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and sales reserve	7,672	10,690	13,703
Depreciation and amortization	12,368	11,947	12,639
Deferred income taxes	11,622	(21,432)	—
Tax benefit of stock plans	8,596	—	—
Impairment of investment	—	—	250
Equity-based compensation	571	1,849	2,966
Changes in operating assets and liabilities:
Accounts receivable	(18,696)	(12,639)	(15,230)
Prepaid expenses and other current assets	(2,312)	230	(864)
Other non-current assets	437	(92)	(116)
Accounts payable	4,037	(1,275)	(1,277)
Accrued liabilities	1,226	8,103	1,892
Income tax payable	(5,510)	1,838	515
Deferred revenue	219	914	598
Other	695	836	387
Net cash provided by operating activities	68,805	60,771	31,858
Cash flows from investing activities:
Repayment of loan by related party	—	—	1,100
Payments of security deposits	—	4	(255)
Net short-term investments activity	(10,947)	(27,283)	(36,195)
Asset and business acquisitions, net of cash acquired	(4,535)	(686)	—
Purchases of property and equipment	(37,193)	(9,249)	(8,241)
Net cash used in investing activities	(52,675)	(37,214)	(43,591)
Cash flows from financing activities:
Net proceeds from issuances of common stock	29,252	15,356	9,382
Repurchase of common stock	(5,826)	(25)	(204)
Principal payments of capital lease obligations	—	(489)	(1,494)
Borrowings of short-term debt	—	—	10,500
Repayments of short-term debt	—	—	(16,000)
Net cash provided by financing activities	23,426	14,842	2,184
Decrease in cash and cash equivalents	39,556	38,399	(9,549)
Cash and cash equivalents at beginning of the year	70,996	32,597	42,146
Cash and cash equivalents at end of the year	$110,552	$70,996	$32,597

Supplemental disclosures of noncash investing and financing activities:
Increase (decrease) in deferred equity-based compensation	$(13)	$(364)	$(3,047)
Unrealized gain (loss) on investments	$(138)	$(143)	$205

Cash paid for:
Interest	$2	$12	$80
Taxes	$7,180	$4,113	$198

See accompanying notes to consolidated financial statements

10k

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

(c)   Foreign Currency Translation

In general, the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income ” in the accompanying consolidated financial statements. The effects of foreign currency transactions are included in “Other income, net” in the determination of net income. In 2003 and 2004, other expenses included losses from foreign currency transactions totaling $0.3 million and $1.9 million, respectively. There was no material foreign currency transaction gain or loss in 2002.

(d)   Revenue Recognition

Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. Committed and fixed fee subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. In addition to committed and fixed fee or subscription service revenue, WebEx derives revenue from pay-per-use services, usage in excess of commitments and other per-minute-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training

10k

 services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, which represent most of the Company’s reselling arrangements, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. When WebEx bills the end-user directly, a percentage of the proceeds generated from the distribution partner’s sale of WebEx services are paid to the distribution partner. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the distribution partner are recorded as sales and marketing expense.

Persuasive evidence for each arrangement is represented by a signed contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility is considered reasonably assured if WebEx expects that the customer will be able to pay amounts under the arrangement as they become due. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus, revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and forfeited at the end of the commitment period.

In the third quarter of 2003, WebEx recognized approximately $0.2 million of revenue from an unaffiliated reseller based in China. Due to certain legal restrictions in China relating to the ability of WebEx to sell directly to customers in China, WebEx entered into the reseller arrangement. Under this arrangement, WebEx licenses its communication service offerings to the reseller for resale in China, and in consideration WebEx receives licensing royalty revenue. Royalty revenue due to WebEx is based on the level of revenue reported by the reseller and is recognized as cash is received from the reseller. Also under the reseller arrangement, WebEx provides maintenance services to the reseller. Subsequent to recognizing the $0.2 million of revenue, WebEx entered into a loan agreement with this reseller in the fourth quarter of 2003. Under the terms of the loan agreement, WebEx lent the reseller operating capital to partially fund its early-stage operations. The reseller is currently operating at a loss and has negative cash flow. As of December 31, 2004, WebEx had loaned the reseller $0.3 million and recorded a reserve for the full amount of the loan. Repayment of the loan amount by the reseller will be dependent on either another source of capital or profitable, cash positive operations of the reseller. Revenue is recognized on a cash-received basis from the reseller because collectibility is not reasonably assured prior to collection. No revenue was recognized in the fourth quarter of 2003 or at anytime in 2004, and no revenue will be recognized from this reseller in the future until all outstanding loan amounts have been collected or otherwise settled.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) deferred set-up fees; and (3) advances received from distribution partners under revenue sharing arrangements. As of December 31, 2004 and December 31, 2003, accounts receivable includes unbilled receivables of $2.6 million and $1.9 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

(e)   Sales Reserve and Allowance for Doubtful Accounts

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

10k

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Balance at beginning of year	$6,837	$7,332	$6,825

Sales reserve
Balance at beginning of year	4,571	3,948	5,082

Deducted from revenue	8,273	9,840	7,610
Amounts written off	(8,213)	(9,217)	(8,744)
Change	60	623	(1,134)

Balance at end of year	4,631	4,571	3,948

Allowance for doubtful accounts
Balance at beginning of year	2,266	3,384	1,743

Charged (credited) to bad debt expense	(601)	850	6,093
Amounts written off	(662)	(1,968)	(4,452)
Change	(1,263)	(1,118)	1,641

Balance at end of year	1,003	2,266	3,384

Balance at end of year	$5,634	$6,837	$7,332

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

10k

The following table presents the carrying amounts and unrealized gains (losses) on the Company’s short-term investments at December 31, 2004 and 2003 (in thousands):

	December 31
	2004			2003
	Amortized Cost	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Fair Value
Available for sale marketable securities
Certificates of deposit	10,179	--	10,179	16,766	--	16,766
Commercial paper	58,496	(89)	58,407	40,811	62	40,873
Insurance company contracts	6,000	--	6,000	6,000	--	6,000
	74,675	(89)	74,586	63,577	62	63,639

As of December 31 2004 and 2003, the Company’s investments in marketable debt securities had maturities less than 18 months. Realized gains and losses from sales of available securities were not material in 2002, 2003 and 2004.

(h)    Restricted Cash

Included in other non-current assets in the consolidated balance sheets at December 31, 2004 and 2003 is $204,000 of restricted cash pledged to support a letter of credit provided as a security deposit on one of WebEx’s leased facilities. The deposit was required for the full term of the lease, which expired in 2004. The Company expects the letter of credit to be cancelled in 2005 and the related deposit released.

(i)   Financial Instruments and Concentrations of Credit Risk

The carrying values of WebEx’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate fair values due to the short-term nature of these instruments.

Financial instruments that subject WebEx to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade accounts receivable. WebEx is exposed to credit risk related to cash, cash equivalents, and short-term investments in amounts greater than the federally insured limits in the event of default by the financial institutions or the issuers of these investments. WebEx performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, which are concentrated in the United States.

(j)   Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term. Land is not depreciated. Depreciation and amortization are based on the following useful lives:

Useful Life
Computer equipment and purchased software	3 years
Building	10 years
Office furniture and fixtures	3-10 years
Leasehold improvements	3-10 years

10k

(k)   Goodwill and Intangible Assets, net

The carrying amount of goodwill as of December 31, 2004 was $1.8 million. In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The goodwill resulted from the April 2004 acquisition of CyberBazaar of Bangalore India, an audio conferencing company, which was acquired to pursue directly the web conferencing market in India. The Company completed its annual goodwill impairment test during the fourth quarter of 2004 and determined that the carrying amount of goodwill was not impaired.

Intangible assets, net as of December 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Intellectual property rights	$4,326	$1,735
Trade name and domain name	630	371
Customer related intangibles	672	152
	5,628	2,258
Less accumulated amortization	(2,218)	(1,717)
Intangible assets, net	$3,410	$541

Amortization expense for the years ended December 31, 2004, 2003 and 2002 were $501,000, $157,000 and $391,000, respectively.

Intangible assets, net consist of purchased intellectual property rights, trade and domain names and customer related intangibles. Amortization is recorded using the straight-line method over the estimated useful lives of these assets. The purchased intellectual property rights have separate components of $1.7 million, $0.2 million and $2.4 million that are amortized over three, five and ten years, respectively. The trademarks and domain names are amortized over ten years, and the customer related intangibles have separate components of $0.2 million and $0.5 million that are amortized over three and five years, respectively.

Future amortization expense of existing intangibles will be as follows (in thousands):

Year ending December 31,	Amortization expense
2005	$603
2006	558
2007	451
2008	364
2009	274
Thereafter	1,160
Total amortization expense	$3,410

(l)  Software Development Costs

Software development costs are expensed as incurred until it is determined that the technology needed to achieve performance requirements exists. To date, WebEx’s software has been available for deployment concurrent with the establishment of technological feasibility and, accordingly, costs qualifying for capitalization have been insignificant. Software applications purchased from third parties that are for internal use in managing the business and delivering services are capitalized and amortized over their estimated useful lives of 3 years.

(m)   Impairment of Long-Lived Assets

WebEx evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and its eventual disposition. If the carrying value exceeds the cash flows, such assets are considered to be impaired, and the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount of the assets or fair value less costs to sell.

10k

(n)   Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(o)   Equity-Based Compensation

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the grant date fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

The Company accounts for stock awards to non-employees in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The equity-based compensation expense for options granted to non-employees is re-measured for changes in their fair value until the underlying options vest.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the amounts appearing below (in thousands, except per share amounts).

	Year ended December 31,
	2004	2003	2002
Net income as reported	$47,880	$59,802	$16,395
Add Back: Stock-based compensation related to employees included in determination of net income, net of tax	(1,937)	1,067	2,660
Deduct: Stock-based compensation related to employees determined under the fair-value based method, net of tax	(20,539)	(30,298)	(34,790)
Pro-forma net income (loss) as if the fair value based method had been applied to all awards	$25,404	$30,571	$(15,735)
Pro-forma basic net income (loss) per share as if the fair value based method had been applied to all awards	$0.58	$0.74	$(0.40)
Pro-forma diluted net income (loss) per share as if the fair value based method had been applied to all awards	$0.55	$0.70	$(0.40)

The fair value of each option granted during periods subsequent to the effective date of the Company's registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions: no dividends, expected life of 3.5 years, expected volatility of 86% in 2004, 99% in 2003 and 90% in 2002 and risk-free interest rates in 2004, 2003 and 2002 of 3.21%, 2.37% and 3.32%, respectively. The fair value of each option granted during periods prior to July 27, 2000 was estimated on the date of the grant using the minimum value method with the following weighted average assumptions: no dividends, expected life of 3.5 years and risk free interest rate of 6.39%. The weighted-average grant date fair value of the options granted during the years ended December 31, 2004, 2003 and 2002 was $13.15, $9.39 and $9.51 per share, respectively.

The fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan in the years ended December 31, 2004, 2003 and 2002 was estimated using Black-Scholes option-pricing model using the following weighted average assumptions: no dividends, expected life of 2 years, expected volatility of 86% in 2004, 99% in 2003 and 90% in 2002 and a risk free interest rate of 1.47%, 1.14% and 1.90% in 2004, 2003 and 2002, respectively. The weighted-average fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan during the years ended December 31, 2004, 2003 and 2002 was $5.75, $4.81 and $8.66 per share, respectively.

(p)   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

10k

liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Despite the Company’s best effort to make these good faith efforts and assumptions, actual results may differ.

(q)   Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase. Diluted net income per common share reflects the dilution of restricted common stock subject to repurchase and incremental shares of common stock issuable upon the exercise stock options computed using the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands except per share data):

	Years ended December 31,
	2004	2003	2002
Numerator:
Net income	$47,880	$59,802	$16,395
Denominator:
Denominator for basic net income per common share	43,817	41,554	39,687
Effect of dilutive securities:
Restricted common shares subject to repurchase	----	27	688
Stock options	2,634	2,038	1,978
Denominator for diluted net income per common share	46,451	43,619	42,353
Basic net income per common share	$1.09	$1.44	$0.41
Diluted net income per common share	$1.03	$1.37	$0.39

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended December 31, 2004, 2003 and 2002 because their effect would have been antidilutive (in thousands):

	Year ended December 31,
	2004	2003	2002
Shares issuable under stock options	2,483	1,514	4,016

The weighted-average exercise price of antidilutive stock options outstanding as of December 31, 2004, 2003 and 2002 was $27.55, $19.30 and $23.06, respectively. These options may have a dilutive effect on future periods.

(r)  Advertising Costs

Advertising costs are expensed as incurred. WebEx’s advertising and promotion expense was $13.6 million, $14.0 million, and $10.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(s)   Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. The adoption of FIN 46 has had no effect on the Company’s consolidated financial position, income statement or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which superseded Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 also incorporated certain sections of the SEC’s Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document. Since the Company has been following the provisions of EITF 00-21 since its effective date, the issuance of SAB 104 did not have a material impact on the Company’s consolidated financial position, income statement or cash flows.

10k

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the Company’s consolidated income statement. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated income statement and net income per share.

10k

NOTE 2. CONSOLIDATED FINANCIAL STATEMENTS DETAILS (tables in thousands)

          PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
Computer equipment and purchased software	$65,656	$45,838
Land	9,732	--
Building	6,200	--
Office furniture and fixtures	1,040	968
Leasehold improvements	10,624	8,537
	93,252	55,343
Less accumulated depreciation and amortization	(48,469)	(36,068)
Property and equipment, net	$44,783	$19,275

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $11.9 million, $11.8 million and $12.2 million, respectively.

            ACCRUED LIABILITIES

	December 31,
	2004	2003
Accrued compensation and benefits	$9,212	$9,475
Other	10,967	9,478
Total accrued liabilities	20,179	18,953

            INTEREST AND OTHER INCOME, NET

	Year ended December 31,
	2004	2003	2002
Interest income	$2,278	$1,849	$801
Interest expense	(14)	(12)	(80)
Other expense, net	(1,956)	(763)	(382)
Interest and other income, net	$308	$1,074	$339

In 2004 and 2003, other expenses included a foreign currency loss of $1.9 million and $0.3 million, respectively. There was no material foreign currency gain or loss in 2002.

NOTE 3. SHORT-TERM DEBT

In 2002, the Company had a revolving line of credit that provided for available borrowings of up to $7.5 million. Amounts borrowed under the revolving credit line bore interest at the prime rate plus 0.75%. The credit agreement was collateralized by all tangible and intangible assets of the Company and was subject to compliance with covenants, including a minimum liquidity ratio, minimum cash balance, minimum tangible net worth, maximum quarterly operating losses excluding equity-based compensation charges, and minimum quarterly revenue. Effective July 21, 2003 the credit agreement was amended to provide available borrowings of up to $2.5 million. Amounts borrowed under the revolving line of credit bore interest at the prime rate. The credit agreement was unsecured and was subject to compliance with covenants, including a minimum quick ratio and minimum profitability. The credit agreement expired on July 15, 2004.

WebEx currently has a revolving credit line with a bank that provides available borrowings of up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires on June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which WebEx is currently in compliance. As of December 31, 2004, WebEx  had no outstanding borrowings under the credit line, but did have a $4.0 million letter of credit issued under the line as security for WebEx's new headquarters lease.

10k

NOTE 4. STOCKHOLDERS’ EQUITY

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 24,677,769 shares available for grant. Incentive stock options and non-qualified stock options granted to employees under these plans generally expire after 10 years or earlier in the case of termination or death and generally vest over four years (one year cliff for 25% of the shares and 2.08% monthly thereafter). As of December 31, 2004, there were a total of 735,515 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 2,737,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period not to exceed 24 months. As of December 31, 2004, 697,064 shares are available for issuance under this plan.

A summary of the options activity under the 1998 and 2000 stock option plans for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,708,567	$16.06	9,347,796	$15.70	7,160,472	$15.21
Granted	3,415,919	$21.82	3,673,432	$14.31	4,145,407	$5.17
Exercised	(1,849,664)	$12.43	(1,240,400)	$8.55	(775,401)	$6.29
Canceled	(1,304,478)	$16.79	(1,072,261)	$15.57	(1,182,682)	$17.10
Outstanding at end of year	10,970,344	$18.38	10,708,567	$16.06	9,347,796	$15.70
Options vested at end of year	4,663,634	$17.73	4,078,446	$15.65	2,700,762	$15.51

As of December 31, 2004 the exercise prices and the weighted average remaining contractual life of outstanding options were as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$ 0.35 to $ 1.50	261,976	5.14	$1.21	268,641	$1.21
$ 3.00 to $ 8.25	307,699	6.52	$7.95	254,451	$7.90
$ 8.51 to $ 15.55	2,868,183	7.13	$12.08	1,521,035	$11.95
$15.66 to $20.14	2,744,330	8.24	$17.51	950,912	$17.28
$20.72 to $25.57	4,044,665	8.65	$22.96	1,121,603	$24.77
$25.58 to $34.06	591,391	7.18	$28.72	394,892	$29.13
$35.00 to $55.38	152,100	5.76	$42.35	152,100	$42.35

	10,970,344			4,663,634

WebEx uses the intrinsic-value method in accounting for its employee stock-based compensation plans. In 2000 and 1999, WebEx recorded deferred equity-based compensation for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. In addition, in 2004, 2003 and 2002 WebEx recognized additional equity-based compensation expense of $8,000, $413,000 and $1.1 million, respectively, for vesting modifications to existing awards primarily related to terminated employees.

10k

Share Repurchases

On July 29, 2004, the Company publicly announced a share repurchase program of up to $40 million of the Company’s common stock over a 12-month period ending July 22, 2005. During 2004, the Company repurchased 308,100 shares for an aggregate price of $5.8 million.

NOTE 5.  INCOME TAXES

Income before income taxes is attributable to the following geographic locations for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
United States	$70,766	$43,455	$17,104
Foreign	(997)	720	(195)
Income before income tax	$69,769	$44,175	$16,909

Income tax expense (benefit) attributable to operations for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002
Current
Federal	$8,076	$699	$-
State and local	1,797	4,631	2
Foreign	394	475	512
Total current income tax expense	10,267	5,805	514

Deferred
Federal	7,097	(17,999)	-
State and local	4,525	(3,433)	-
Foreign	-	-	-
Total deferred income tax expense (benefit)	11,622	(21,432)	-

Total income tax expense (benefit)	$21,889	$(15,627)	$514

In 2004, an income tax benefit of $8.6 million was allocated to stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes. In 2004, an income tax liability of $433,000 was recorded and goodwill was increased for a pre-acquisition tax contingency of an acquired business.

Income tax expense (benefit) for 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Expected income tax provision at statutory rate	$24,419	$15,639	$5,919
State and local income taxes, net of federal benefit	3,863	3,260	2
Equity-based compensation related	(1,681)	(4,896)	—
Foreign tax differential	—	198	580
Alternative minimum tax	—	699	—
Net change in valuation allowance	(3,755)	(29,641)	(6,041)
Other	(957)	(886)	54
Total tax expense (benefit)	$21,889	$(15,627)	$514

10k

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Allowances and accruals	$3,577	$5,492
Equity-based compensation	950	1,834
Property and equipment	2,499	936
Intangible assets	353	821
Equity investment	218	405
Deferred revenue	308	880
Net operating loss carryforwards	2,823	13,850
Tax credit carryforwards	1,052	3,277
Gross deferred tax assets	11,780	27,495
Less valuation allowance	(1,391)	(6,063)
Net deferred tax assets	$10,389	$21,432

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2003, the Company continued to experience growth in profitable operations, and therefore had evidence to support the reduction of the valuation allowance against the deferred tax assets. Accordingly, in 2003 a provision for current income tax of $5.8 million relating primarily to foreign and state taxes was recorded which was offset by the release of a valuation allowance of $21.4 million in the fourth quarter, based on the amount of future deductible amounts more likely than not to be realized through projected future income. In 2004, the provision for income tax includes a release of $4.7 million of valuation allowance primarily related to remaining net operating loss carry forwards, which resulted in a tax benefit of $3.8 million and a $0.9 million increase to additional paid-in capital attributable to the tax benefit of stock options. The release of the valuation allowance was recorded in the fourth quarter of 2004 when the Company updated its forecast of projected income. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $4.7 million and $29.6 million, respectively.

The valuation allowance against deferred tax assets of $1.4 million as of December 31, 2004 pertains to net operating loss carryforwards resulting from the exercise of stock options. When and if realized, the tax benefit of these deferred assets will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

As of December 31, 2004, WebEx has approximately $3.7 million and $0.2 million of net operating loss carryforwards for federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards expire in 2020, and the state net operating loss carryforwards expire beginning in 2006. WebEx has approximately $5.1 million of net operating loss carryforwards for foreign income tax purposes.

As of December 31, 2004, the Company has AMT and research credit carryforwards for federal income tax purposes of approximately $1.1 million, available to reduce future income taxes. The federal research credit carryforwards will expire beginning in 2025. The AMT credit can be carried forward indefinitely.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that there were ownership changes under Section 382 during 1998, 1999, and 2000. Consequently, a portion of the Company’s tax carryforwards will expire before they can be fully utilized. Therefore, in 2002, the Company reduced its reported available federal and state net operating loss carryforwards by $4.5 million and $4.0 million, respectively.

10k

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase obligations by year and in the aggregate, as of December 31, 2004, are as follows (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	2010 and thereafter	Total
Operating lease obligations	$4,881	$3,533	$3,422	$3,703	$3,255	$16,347	$35,141
Purchase obligations	12,498	324	45	-	-	-	12,867
Other commitments	917	458	-	-	-	-	1,375
Total	$18,296	$4,315	$3,467	$3,703	$3,255	$16,347	$49,383

WebEx leases office facilities under various operating leases that expire through 2014. In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that will serve as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in 2008, which is included in the future minimum rental payments. Future minimum lease payments under this lease begin in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives including the construction of leasehold improvements for no additional payments by the Company and payment of certain operating expenses for the initial 20 months covered by the lease. The lease requires a security deposit of $4.0 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line. Rent expense is being recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases and the incentives provided by the lessor, and results in the same amount of rent expense per square foot occupied in all periods during the lease term. Total future minimum lease payments under other operating leases amount to approximately $11.3 million.

Rent expense under operating leases was $5.4 million, $4.7 million, and $4.7 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense was reduced by rental income of $77,000, $893,000 and $405,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, WebEx has purchase commitments totaling approximately $12.9 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

In December 2004, the Company entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were to each pay equal amounts to fund certain research and development projects to be jointly managed by WebEx and HKUST. In December 2004, Webex paid $500,000 in cash resulting from the agreement, which was fully expensed to research and development expense, and has future payment obligations under the agreement totaling $1.4 million. The future payment obligation is included in other commitments in the table above. WebEx will obtain sole ownership of the intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. The parties have not yet entered into any such agreement regarding proceeds. The agreement provides for termination of the agreement and modification of the projects, schedule and funding under certain circumstances.

Other

WebEx does not currently collect sales tax from customers in the United States and believes the services it provides are exempt from sales tax.  No tax authorities are attempting to collect such taxes from WebEx.  However, it is possible in the future that tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx was found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties.  WebEx believes that such taxes, interest and penalties are not estimable at this time.

Indemnity and Warranty Obligations

In WebEx’s agreements with customers and distribution partners, WebEx agrees to indemnify the customers and distribution partners in the event a third party asserts an intellectual property infringement claim against the customer or distribution partner based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to certain service levels in some of its

10k

agreements with customers and distribution partners. These warranty and service level provisions specify limited remedies available to the customer or distribution partner in the event of a breach of the warranty or a failure to meet the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. As of December 31, 2004, WebEx had incurred no liability with respect to its indemnification obligations and had not incurred any material liability with respect to its warranty and service level obligations.

NOTE 7. ASSET AND BUSINESS ACQUISITIONS

In April 2004, WebEx acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. WebEx renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India will endeavor to maintain the CyberBazaar offices, management team and employees. The total purchase price for net assets acquired was $2.7 million, paid in cash, and was allocated as follows ($ in thousands):

	Amount	Estimated life (years	)
Net tangible assets	$885
Developed technology	100	3
Customer contracts	70	1
Customer relationships	450	5
Trade name	160	3
Goodwill	1,389
Deferred tax liability, net	(391)
	$2,663

Subsequent to the acquisition of CyberBazaar, certain pre-acquisition tax contingencies of $433,000 were determined to be both probable and estimable. Accordingly, in the fourth quarter of 2004, an income tax liability was recorded and goodwill related to the CyberBazaar acquisition was increased from $1.4 million to $1.8 million. The results of CyberBazaar are included in the consolidated financial statements of WebEx subsequent to April 30, 2004, the effective date of the acquisition. Additional payments of $1.4 million were accrued in 2004 and paid in 2005 based on the performance of CyberBazaar in calendar year 2004. The additional payments are tied to continued employment by the former owners of CyberBazaar and accordingly are being expensed as compensation. The compensation agreement with the former owners of CyberBazaar continues through December 31, 2006. Pro-forma financial information for this acquisition is not presented because the results of operations of CyberBazaar are not material to the results of operations of WebEx prior to the date of acquisition.

In September 2004, WebEx entered into an agreement with NCR Corporation, a technology company, which included the acquisition from NCR of certain intangible assets and a release from any past liability associated with those assets. The terms of the agreement included WebEx’s acquiring five of NCR patents issued in the U.S. together with the foreign counterparts of those patents, obtaining licenses to certain other NCR patents for the life of those patents, and mutually agreeing with NCR not to commence legal actions against each other on other patents in the companies’ respective portfolios for a period of three years. The acquired patents were filed between 1993 and 1997. The amount paid in cash by WebEx under the agreement which was allocated to the acquired intangible assets was $2.6 million and was allocated based on the relative fair value as follows ($ in thousands):

	Amount	Estimated life (years	)
Patents Purchased and Licensed	$2,441	10
Covenant Not to Sue	150	3

The remainder of the consideration under the agreement consisted of $0.3 million, which was allocated to the fair value of releases from any liability that might have accrued prior to the effective date of the agreement and which was charged to cost of revenue in the three months ended September 30, 2004.

In June 2003, WebEx completed the acquisition of the net assets of Presenter, Inc., a provider of software for authorizing, managing and delivering multimedia web presentations. The

10k

acquisition of the assets of Presenter, Inc. will enable WebEx to enhance the features of its services. The total purchase price for assets acquired was $686,000 and was allocated as follows ($ in thousands):

		Estimated
	Amount	life (years	)
Net tangible assets	$117
Developed technology	214	3
Patents	235	5
Customer relationships	84	3
Backlog	36	0.5
	$686

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

The composition of the Company’s sales to customers between those in the United States of America and those in other locations for 2004 and 2003 is set forth below (in thousands). Revenue is attributed to a specific geographic location based on the billing address for services since the location of actual use cannot be determined. Revenues from customers outside the United States of America in 2002 were not material.

	Year ended
	December 31,
	2004	2003
United States	$220,133	$176,786
Canada	10,057	3,033
North America	230,190	179,819
Europe	13,922	7,283
Other	5,021	2,239
	$249,133	$189,341

Long-lived assets located in countries outside the Untied States of America totaled $3.1 million for the year ended December 31, 2004.

NOTE 9. RELATED PARTY TRANSACTIONS

Prior to February 2003, WebEx had contracts for engineering services with three companies in China owned by WebEx's Chief Technical Officer, who is also a major stockholder, and his spouse. WebEx contracted with these companies to perform development projects, assign ownership of the work performed to WebEx, and invoice WebEx for services rendered based on a monthly fee per employee working on WebEx projects. These companies provided a significant amount of quality assurance testing and software development activities for WebEx. Research and development expenses for engineering services pursuant to these arrangements for the years ended December 31, 2004, 2003 and 2002 were $0, $300,000 and $3.3 million, respectively.

In February 2003, WebEx announced the purchase of substantially all the assets of these companies, consisting primarily of computers and equipment for cash of $199,000. The valuation of the assets was determined by an independent appraisal. In addition, WebEx hired a majority of the employees and contractors of these companies to continue to provide engineering services as employees of WebEx. The purchase price was allocated to the tangible assets acquired.

WebEx recorded revenue of $4,000, $63,000 and $73,000 for the years ended December 31, 2004, 2003 and 2002, respectively, from Baan, a software company which was founded by a member of WebEx’s Board of Directors. This Board member is also a principal in Vanenburg Capital Management I, B.V., and a holder of shares of WebEx common stock as of December 31, 2004.

10k

For the years ended December 31, 2003 and 2002, TIBCO Software, Inc. paid WebEx $249,000 and $261,000, respectively for WebEx services. Vivek Ranadivé, a director of the company until May 2003, was then and now is Chairman of the Board and Chief Executive Officer of TIBCO Software.

In October 2003, WebEx licensed software from Cordys USA Inc., a company owned by an affiliate of WebEx’s largest shareholder, of whom one of WebEx’s directors is managing director. WebEx paid no money for the software license, but did provide assistance to Cordys in the design and testing of the software.  In 2004, WebEx purchased $28,000 in training services from Cordys and contemplated licensing additional software from Cordys.  WebEx is currently in the process of acquiring software licenses from Cordys in the amount of $54,000.

    In 2002, a loan made to WebEx's Chief Executive Officer was repaid in full.

10k

NOTE 10.    QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth our quarterly results of operations data for each of the eight quarters ended December 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004

Income Statement Data:
Net revenue	$67,693	$63,968	$61,128	$56,344
Cost of revenue	10,927	11,018	10,384	9,525
Gross profit	56,766	52,950	50,744	46,819

Operating expenses:
Sales and marketing	21,691	21,200	21,377	19,924
Research and development	9,740	9,122	8,265	7,215
General and administrative	5,857	4,419	5,030	3,407
Equity-based compensation*	124	66	(130)	511
Total operating expenses	37,412	34,807	34,542	31,057
Operating income	19,354	18,143	16,202	15,762
Interest and other income (expense), net	(409)	172	433	112
Income before income taxes	18,945	18,315	16,635	15,874
Income tax expense	3,169	6,497	6,350	5,873
Net income	$15,776	$11,818	$10,285	$10,001
Net income per share
Basic	$0.35	$0.27	$0.23	$0.23
Diluted	$0.34	$0.26	$0.22	$0.22
Shares used in computing net income per share
Basic	44,477	44,026	43,807	42,954
Diluted	47,012	45,833	46,499	46,459
____________ * Equity-based compensation:
Sales and marketing	$4	$(1)	$(11)	$51
Research and development	8	6	11	27
General and administrative	112	61	(130)	433
	$124	$66	$(130)	$511

10k

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003

Income Statement Data:
Net revenue	$53,860	$48,764	$44,909	$41,808
Cost of revenue	8,761	8,180	7,451	7,406
Gross profit	45,099	40,584	37,458	34,402

Operating expenses:
Sales and marketing	18,913	17,889	19,051	18,396
Research and development	6,621	5,992	6,098	6,058
General and administrative	4,114	3,671	2,988	2,802
Equity-based compensation*	547	406	577	319
Total operating expenses	30,195	27,958	28,714	27,575
Operating income	14,904	12,626	8,744	6,827
Interest and other income, net	143	237	298	396
Income before income tax	15,047	12,863	9,042	7,223
Income tax expense (benefit)	(19,414)	1,672	1,175	940
Net income	$34,461	$11,191	$7,867	$6,283
Net income per share
Basic	$0.81	$0.27	$0.19	$0.15
Diluted	$0.76	$0.25	$0.19	$0.15
Shares used in computing net income per share
Basic	42,440	41,788	41,208	40,800
Diluted	45,538	44,275	42,415	42,246
____________ * Equity-based compensation:
Sales and marketing	$392	$67	$141	$99
Research and development	(62)	81	119	107
General and administrative	217	258	317	113
	$547	$406	$577	$319

10k

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

 Item 9A.    Controls and Procedures

 Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

    Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In connection with management’s evaluation discussed in its report below, we excluded an evaluation of our wholly-owned subsidiary, WebEx Communications India Pvt., Ltd. (formerly known as CyberBazaar), which we acquired in April 2004. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently-acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within twelve months of management’s evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Not included in this evaluation of our internal control over financial reporting was an evaluation of our wholly owned operating subsidiary CyberBazaar, which is located in India and which we acquired in April 2004. We have renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. The total fiscal year 2004 revenue of WebEx Communications India Pvt. Ltd. was approximately $2.2 million and total assets as of December 31, 2004 were $2.1 million.

Based on this evaluation, our management believes that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

10k

Attestation Report of the Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Webex Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that WebEx Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of WebEx Communications, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of WebEx Communications, Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Webex Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, Webex Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

During 2004, Webex Communications, Inc. acquired CyberBazaar of Bangalore, India, which was renamed WebEx Communications India Pvt. Ltd. (WebEx India) during 2004.  Management excluded from its assessment of the effectiveness of internal control over financial reporting of Webex Communications, Inc. as of December 31, 2004 WebEx India's internal control over financial reporting associated with total assets of $2.1 million and total revenues of $2.2 million included in the consolidated financial statements of Webex Communications, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Webex Communications Inc. also excluded an evaluation of the internal control over financial reporting of WebEx India.

10k

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Webex Communications, Inc. as of December 31, 2003 and 2004, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 9, 2005

Changes in internal control over financial reporting. There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference to the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders to be held on May 11, 2005 (the “Proxy Statement”). For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

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

WebEx has adopted a code of ethics that applies to all WebEx employees, including WebEx’s principal executive officer, its principal financial officer, its principal accounting officer and persons performing similar functions. This code of ethics, called a Code of Conduct, is available free of charge on the WebEx public website (www.webex.com) on the investor relations webpage. Future amendments or waivers relating to the Code of Conduct will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

10k

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

The following table sets forth certain information as of December 31, 2004 with respect to compensation plans of the Company under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,970,344	18.38	735,515 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	10,970,344	18.38	1,432,579 (3)

____________
(1) Includes our 1998 Stock Plan and our 2000 Stock Incentive Plan.

(2) Includes the number of shares reserved under our 2000 Stock Incentive Plan. The number of shares reserved for issuance under our 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2005 to 2010 by the lesser of (i) 5,500,000 shares, (ii) eight percent (8%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

(3) Includes 697,064 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock will be purchased by plan participants at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last day of the offering period, on whichever day the closing price per share is less. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will be increased on the first day of each of the Company’s current and future fiscal years from 2005 to 2010 by the lesser of (i) 1,500,000 shares, (ii) two percent (2%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

10k

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

 Item 14.    Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Independent Auditors—Audit and Non-Audit Fees” and “Ratification of Independent Auditors - Pre-Approval Policies and Procedures” in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

(3) Exhibits—See Exhibit Index in Item 15(b) of this Report.

(b) Exhibit Index:

Exhibit Number	Description of Document

3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10k

Exhibit Number	Description of Document

10.5(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.6(4)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.7(4)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

10.8(5)
Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

10.9(6)	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 60 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

____________
* Denotes a management contract or compensatory plan or arrangement.
 + In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibits 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

(1) Incorporated by reference to Exhibits 3.3, 4.1, 10.3, 10.4 and 10.8, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716)  filed with the Securities and Exchange Commission on June 21, 2000.

(2) Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.

(3) Incorporated by reference to Exhibits 4.2 and 10.1, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(4) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10k

(5) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(c) See the Consolidated Financial Statements and Supplementary Data beginning on page 34 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto

10k
SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2005.

WEBEX COMMUNICATIONS, INC.

Date: March 16, 2005	By:	/s/ SUBRAH S. IYAR
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR Subrah S. Iyar	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005

/s/ MIN ZHU Min Zhu	Director	March 16, 2005

/s/ MICHAEL T. EVERETT Michael Everett	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ DEAN MACINTOSH Dean MacIntosh	Principal Accounting Officer	March 16, 2005

/s/ JAN BAAN Jan Baan	Director	March 16, 2005

/s/ MICHAEL T. FLYNN Michael Flynn	Director	March 16, 2005

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	March 16, 2005

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 16, 2005

10k
EXHIBIT INDEX

Exhibit Number	Description of Document

3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(3)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(1)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4(1)*	Form of Directors and Officers’ Indemnification Agreement.

10k

Exhibit Number	Description of Document

10.5(1)	Sublease, dated April 26, 2000, by and between MarchFirst, Inc. and the registrant.

10.6(4)	Lease, dated October 25, 2000, by and between the registrant and North Valley Tech LLC.

10.7(4)	Lease, dated October 17, 2000, by and between the registrant and WDCI, Inc.

10.8(5)
Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

10.9(6)	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 60 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

____________
* Denotes a management contract or compensatory plan or arrangement.
 + In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibits 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

(1) Incorporated by reference to Exhibits 3.3, 4.1, 10.3, 10.4 and 10.8, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

(2) Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.

(3) Incorporated by reference to Exhibits 4.2 and 10.1, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

10k

(4) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(c) See the Consolidated Financial Statements and Supplementary Data beginning on page 34 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.