Form 10-Q
period 2005-03-31
WEBEX COMMUNICATIONS INC
filed 2005-05-10
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

                    (Mark One)
                                        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 2, 2005, 45,544,959 shares of Registrant's Common Stock, $0.001 par value, were outstanding.

Form 10-Q for quarter ended March 31, 2005

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
MARCH 31, 2005

Form 10-Q for quarter ended March 31, 2005

TOC
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands; unaudited)

ASSETS

	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$113,859	$110,552
Short-term investments	93,390	74,586
Accounts receivable, net of allowances of $5,232 and $5,634, respectively	34,525	32,438
Prepaid expenses and other current assets	5,139	4,817
Prepaid income taxes	—	1,739
Deferred tax assets	4,666	4,665
Total current assets	251,579	228,797
Property and equipment, net	47,209	44,783
Goodwill	1,822	1,822
Intangible assets, net	3,338	3,410
Deferred tax assets	5,320	5,724
Other non-current assets	1,196	1,257
Total assets	$310,464	$285,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,672	$8,685
Accrued liabilities	23,453	20,179
Deferred revenue	11,601	9,867
Income tax payable	1,682	—
Total liabilities	43,408	38,731

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock	45	45
Additional paid-in capital	252,527	245,807
Deferred equity-based compensation	(10)	(15)
Accumulated other comprehensive income	2,687	2,268
Accumulated earnings/(deficit)	11,807	(1,043)
Total stockholders' equity	267,056	247,062
Total liabilities and stockholders' equity	$310,464	$285,793

See accompanying notes to condensed consolidated financial statements.

Form 10-Q for quarter ended March 31, 2005

TOC
WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data; unaudited)

	March 31, 2005	March 31, 2004

Net revenues	$70,855	$56,344
Cost of revenues	11,858	9,525
Gross profit	58,997	46,819
Operating expenses:
Sales and marketing	24,103	19,924
Research and development	10,067	7,215
General and administrative	5,782	3,407
Equity-based compensation*	1	511
Total operating expenses	39,953	31,057
Operating income	19,044	15,762
Interest and other income, net	1,737	112
Net income before income tax	20,781	15,874
Provision for income tax	7,931	5,873
Net income	$12,850	$10,001

Net income per share:
Basic	$0.29	$0.23
Diluted	0.27	0.22

Shares used in per share calculations:
Basic	44,968	42,954
Diluted	46,848	46,459

*Equity-based compensation:
Sales and marketing	$—	$51
Research and development	—	27
General and administrative	1	433
	$1	$511

See accompanying notes to condensed consolidated financial statements.

Form 10-Q for quarter ended March 31, 2005

TOC
WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$12,850	$10,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales allowance	2,858	1,676
Depreciation and amortization	3,521	2,554
Loss from disposal of assets	241	—
Deferred income taxes	403	—
Tax benefit of stock plans	2,667	2,100
Equity-based compensation	1	511
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,946)	(3,129)
Prepaid expenses and other current assets	(322)	(1,133)
Other non-current assets	61	554
Accounts payable	(2,013)	2,408
Accrued liabilities	979	(547)
Income tax payable	3,421	3,425
Deferred revenue	1,734	875
Other	420	(524)
Net cash provided by operating activities	21,875	18,771

Cash flows from investing activities:

Purchases of property and equipment	(3,821)	(19,717)
Net purchases of short-term investments	(18,804)	(41,909)
Net cash used in investing activities	(22,625)	(61,626)

Cash flows from financing activities:
Net proceeds from issuances of common stock	7,647	9,784
Repurchase of common stock	(3,590)	—
Net cash provided by financing activities	4,057	9,784

Net change in cash and cash equivalents	3,307	(33,071)
Cash and cash equivalents at beginning of the period	110,552	70,996
Cash and cash equivalents at end of the period	$113,859	$37,925
Supplemental disclosures of non-cash investing and financing activities:
Decrease in deferred equity-based compensation	$(5)	$(42)
Unrealized gain on investments	$(205)	$41
Capitalization of lease incentives	$2,295	$-

Cash paid for:
Income taxes	$1,189	$-

See accompanying notes to condensed consolidated financial statements.

Form 10-Q for quarter ended March 31, 2005

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TOC

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by WebEx Communications, Inc. (the "Company" or "WebEx") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future period, and the Company makes no representations related thereto.

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

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. A significant majority of the revenue derived from our distribution partners comes from distribution agreements of this type. When WebEx bills the end-user directly, a percentage of the proceeds generated from the sale of WebEx services are paid to the distribution partner. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the distribution partner are recorded as sales and marketing expense.

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) unearned portion of annual or other period billed subscription service fees; (3) deferred set-up fees; and (4) advances received from distribution partners under revenue sharing arrangements. As of March 31, 2005 and December 31, 2004, accounts receivable includes unbilled receivables of $4.2 million and $2.8 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months
	March 31, 2005	March 31, 2004

Balance at beginning of quarter	$5,634	$6,837

Sales reserve
Balance at beginning of quarter	4,631	4,571

Deducted from revenue	2,621	2,115
Amounts written off	(2,865)	(2,004)
Change	(244)	111

Balance at end of quarter	4,387	4,682

Allowance for doubtful accounts
Balance at beginning of quarter	1,003	2,266

Charged (credited) to bad debt expense	237	(439)
Amounts written off .	(395)	(178)
Change	(158)	(617)

Balance at end of quarter	845	1,649

Balance at end of quarter .	$5,232	$6,331

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding for the period excluding restricted common shares subject to repurchase, if any. Diluted net income per common share reflects the dilution of restricted common stock subject to repurchase, if any, and incremental shares of common stock issuable upon the exercise of stock options computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2005 and 2004 (in thousands except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$12,850	$10,001

Denominator:
Denominator for basic net income per share	44,968	42,954

Effect of dilutive securities:
Weighted average options outstanding	1,880	3,505

Denominator for diluted net income per share	46,848	46,459

Basic net income per common share	$0.29	$0.23

Diluted net income per common share	$0.27	$0.22

Form 10-Q for quarter ended March 31, 2005

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following potential common shares have been excluded from the computation of diluted net income per share for the three months ended March 31, 2005 and 2004 because their inclusion would have been antidilutive (in thousands):

	March 31,
	2005	2004
Shares issuable under stock options	4,105	1,763

The exercise price of antidilutive stock options outstanding as of March 31, 2005 range from $21.80 to $55.38 and as of March 31, 2004 the range was from $24.79 to $55.38.

5. Comprehensive Income

Comprehensive income/(loss) includes net income, foreign currency translation adjustments and unrealized gains on investments as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$12,850	$10,001
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	388	(565)
Unrealized gain (loss) on investments	(127)	41
	261	(524)
Comprehensive income	$13,111	$9,477

6. Goodwill and Intangible Assets, net

The carrying amount of goodwill as of March 31, 2005 was $1.8 million. In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The goodwill resulted from the April 2004 acquisition of CyberBazaar of Bangalore India, an audio conferencing company, which was acquired to pursue directly the web conferencing market in India. The Company completed its annual goodwill impairment test during the fourth quarter of 2004 and determined that the carrying amount of goodwill was not impaired.

Intangible assets, net, as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Intellectual property rights	$4,326	$4,326
Trade name and domain name	630	630
Customer related intangibles	672	672
	5,628	5,628
Less accumulated amortization	(2,290)	(2,218)
Intangible assets, net	$3,338	$3,410

Amortization expense for the three months ended March 31, 2005 and 2004 was $72,000 and $40,000, respectively.

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
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

Future amortization expense of existing intangibles will be as follows (in thousands):

Period ending March 31,	Amortization expense
2005 (remaining 9 months)	$480
2006	583
2007	463
2008	373
2009	278
Thereafter	1,161
Total amortization expense	$3,338

7. Equity-Based Compensation net

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$12,850	$10,001

Add back: Stock-based compensation included in determination of net income, net of tax	(1)	301

Deduct: Stock-based compensation including employees determined under the fair-value based method, net of tax	(7,338)	(6,717)

Pro-forma net income as if the fair value based method had been applied to all awards	$5,511	$3,585

Pro-forma net income per share as if the fair value based method had been applied to all awards:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Contractual Obligations

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase obligations by year and in the aggregate, as of March 31, 2005, are as follows (in thousands):

Contractual Obligations	Remaining nine months of 2005	2006	2007	2008	2009	2010 and thereafter	Total
Operating lease obligations	$3,982	$4,750	$4,659	$5,116	$4,623	$17,973	$41,103
Purchase obligations	13,080	79	8	-	-	-	13,167
Other commitments	917	458	-	-	-	-	1,375
Total	$17,979	$5,287	$4,667	$5,116	$4,623	$17,973	$55,645

WebEx leases office facilities under various operating leases that expire through 2014. In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in 2008, which is included in the future minimum rental payments. Future minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.2 million including the construction of leasehold improvements for no additional payments by the Company, and payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. Lease incentives received have been accounted for as capitalized assets and are being amortized over the lease term. The lease requires a security deposit of $4.0 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line. Rent expense is being recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases and the incentives provided by the lessor, and results in the same amount of rent expense per square foot occupied in all periods during the lease term. Total future minimum lease payments under other operating leases amount to approximately $17.3 million.

Rent expense under operating leases was $1.7 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. Rent expense was reduced by rental income of $29,000 and $8,000 for the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, WebEx has purchase commitments totaling approximately $13.2 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

In December 2004, the Company entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were each to pay equal amounts to fund certain research and development projects to be managed jointly by WebEx and HKUST. In December 2004, WebEx paid $500,000 in cash pursuant to the agreement, which was fully expensed to research and development expense, and has future payment obligations under the agreement totaling $1.4 million. The future payment obligations are included in other commitments in the table above. WebEx will obtain sole ownership of the intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. The parties have not yet entered into any such agreement regarding proceeds. The agreement provides for termination of the agreement and modification of the projects, schedule and funding under certain circumstances.

WEBEX COMMUNICATIONS, INC.
March 31, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

WebEx does not currently collect sales tax from customers in the United States and believes the services it provides are exempt from sales tax.  No tax authorities are attempting to collect such taxes from WebEx.  However, it is possible in the future that tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx was found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties.  WebEx believes that such taxes, interest and penalties, if any, are not estimable at this time.

In April 2004, WebEx acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. WebEx renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. In the fourth quarter of 2004, income tax contingencies outstanding at the date of acquisition were determined to be both probable and estimable and an income tax liability was recorded and goodwill related to the acquisition was increased accordingly. Any additional pre-acquistion and post-acquisition tax contingencies determined to be both probable and estimable will be recorded as either an addition to goodwill or income tax expense, respectively.

9. Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within WebEx for making operational decisions and assessments of financial performance

WebEx's chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically; web communication services and has no significant customers.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the Company’s consolidated income statement. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated income statement and net income per share.

Form 10-Q for quarter ended March 31, 2005

TOC

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, our ability to introduce new product offerings and increase revenue from existing products, our ability to integrate current and emerging technology into our service offerings and our ability to find replacements for third party technologies, expected expenses including those related to sales and marketing, research and development and general and administrative, our ability to collect insurance proceeds from our carrier relating to losses from a fire at our Amsterdam headquarters in Europe, our beliefs regarding the health and growth of the market for our web conferencing services, anticipated increase in our customer base, expansion of our service offerings and service functionalities, ability to reduce operating expenses, expected revenue levels and sources of revenue, expected impact, if any, of legal proceedings or changes in laws or regulations relating to our business, expected increases in headcount, the adequacy of liquidity and capital resources, the sufficiency of our cash reserves to meet our capital requirements, expected growth in business and operations, our ability to realize positive cash flow from operations, the ability of cash generated from operations to satisfy our liquidity requirements, our ability to continue to realize net earnings, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, the impact of distribution partner practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our corporate and technical operations headquarters are each located in Santa Clara County, California, in the cities of Santa Clara and Mountain View, respectively. In addition, we have ten non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites. In 2004, we acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. We renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India Pvt. Ltd, which we sometimes refer to as WebEx India, has maintained the CyberBazaar offices and a significant portion of the CyberBazaar management team and employees present at the time of the acquisition. The results of WebEx India are included in the consolidated financial statements of WebEx subsequent to April 30, 2004, the effective date of the acquisition.

Revenue and Cash-Generation Models. We sell our services directly to customers, which in the first quarter of 2005 accounted for approximately 86% of our revenue, or $60.9 million. We also sell our services indirectly to customers through those of our distribution partners that buy and resell our services, which sales in the first quarter of 2005 accounted for approximately 14% of our revenue, or $10.0 million. With these types of distribution partners, whom we also generally refer to as resellers, we sell to and contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner. We also have another type of distribution partner—a distribution partner that acts as our sales or referral agent. When a sale is made from us to a customer through the efforts of this kind of distribution partner, the distribution partner receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we include the revenue received by us within the broad category of revenue received from services sold directly to customers. We enter into distribution relationships, either reseller or referral agent, so that we can increase total revenue by obtaining customers that we could not obtain through our direct sales efforts.

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

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Oracle, Raindance and Macromedia, which in April 2005 announced that it had signed a definitive agreement to be acquired by Adobe Systems. In addition to the above competitors, certain of our distribution partners offer competitive web conferencing services.

Competition from Microsoft for the general web conferencing market, or from other vendors specifically targeted at the low-end market, may adversely affect us. Microsoft has become a more active participant in this web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. If Microsoft chose to deploy greater resources toward the marketing of the Live Meeting service, Microsoft could become a more significant competitor in the web communications market in which we operate. Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand its presence in the web communications market, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete. In addition, some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for WebEx to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. Also, such lower-cost offerings may force us to reduce the prices of our services in order to attract or retain customers. If we are forced to reduce prices, we may be forced to change the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins, such as switching to different and less expensive sales practices.

Critical Accounting Policies

We believe that there are a number of accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, sales reserves, allowance for doubtful accounts, income taxes and goodwill and intangible assets. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition.    Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which became effective during 2003. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (straight-line) over the current term of the contract and variable usage-based fees are recognized as usage occurs. During the initial term, we provide training services, web-page design and set-up services. In addition to subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

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

Allowance for Doubtful Accounts.     We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. If we are uncertain whether a loss is appropriately charged to the sales reserve or the allowance for doubtful accounts, we charge the loss to the sales reserve.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended March 31, 2005 (in thousands):

	Quarter Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

Balance at beginning of quarter	$5,634	$5,363	$6,261	$6,331	$6,837	$7,351	$7,934	$7,286

Sales reserve
Balance at beginning of quarter	4,631	4,447	4,995	4,682	4,571	4,618	4,866	3,710

Deducted from revenues	2,621	2,518	1,331	2,309	2,115	1,919	2,657	3,585
Amounts written off	(2,865)	(2,334)	(1,879)	(1,996)	(2,004)	(1,966)	(2,905)	(2,429)
Change	(244)	184	(548)	313	111	(47)	(248)	1,156
Balance at end of quarter	4,387	4,631	4,447	4,995	4,682	4,571	4,618	4,866
Sales reserve as a percentage of gross accounts receivable	11.0%	12.2%	12.8%	15.2%	16.1%	16.2%	16.7%	17.8%

Allowance for doubtful accounts
Balance at beginning of quarter	1,003	916	1,266	1,649	2,266	2,733	3,068	3,576

Charged (credited) to bad debt expense	237	231	(258)	(135)	(439)	(268)	364	122
Amounts written off	(395)	(144)	(92)	(248)	(178)	(199)	(699)	(630)
Change	(158)	87	(350)	(383)	(617)	(467)	(335)	(508)

Balance at end of quarter	845	1,003	916	1,266	1,649	2,266	2,733	3,068
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.1%	2.6%	2.6%	3.8%	5.6%	8.0%	9.9%	11.2%

Balance at end of quarter.	$5,232	$5,634	$5,363	$6,261	$6,331	$6,837	$7,351	$7,934

Gross accounts receivable	$39,757	$38,072	$34,694	$32,918	$29,198	$28,251	$27,651	$27,336

Reserve as a percentage of accounts receivable	13.1%	14.8%	15.4%	19.0%	21.7%	24.2%	26.6%	29.0%

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

Form 10-Q for quarter ended March 31, 2005

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.

	Three Months Ended March 31,
	2005	2004
Net revenues	100%	100%
Cost of revenues	17	17
Gross profit	83	83
Operating expenses:
Sales and marketing	34	35
Research and development	14	13
General and administrative	8	6
Equity-based compensation	-	1
Total operating expenses	56	55
Operating income	27	28
Interest and other income, net	2	0
Provision for income tax	11	10
Net income	18%	18%

Net revenues. Net revenues increased $14.5 million to $70.9 million for the three months ended March 31, 2005 from $56.4 million for the three months ended March 31, 2004, representing a 26% increase from 2004 to 2005. The increase for the three months ended March 31, 2005 was primarily due to growth in our domestic and international subscriber customer base and increased usage of existing and new products. By the end of March 2005, the number of customers in our subscriber base had grown by more than 23% from the end of March 2004.

One of the measurement tools, or metrics, which we use to help forecast future revenues, is what we refer to as our monthly revenue rate, or what we sometimes call MRR. We define our monthly revenue rate as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of March 2005 were approximately $17.5 million and our average monthly-uncommitted revenue in the quarter ended March 31, 2005 was $7.4 million, and thus our monthly revenue rate exiting March 2005 was $24.9 million. Certain one-time revenues, such as set up fees, and the impact to revenue from changes in the sales reserve balance are not included in MRR.

Another metric we use to analyze customer losses and to help forecast future revenues is monthly average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business, except that our lost subscription MRR is more inclusive than the churn metric used in the telecommunications business. Whereas the telecommunications churn metric typically includes only revenues lost because of customer terminations, our lost subscription MRR includes not only revenues lost because of customer terminations but also revenues lost because existing customers either have reduced their subscription amounts or have elected to terminate their subscriptions in favor of purchasing from our partners. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts (including in that amount reductions in subscription amounts and subscription amounts lost to the partner channel) during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost (including reduced customer subscriptions and switches to partners) subscription contracts for the quarter. We calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended March 31, 2005 was 2.0% per month. The following table shows our MRR, and lost subscription MRR, for the five quarters ended March 31, 2005 (in millions):

	Quarter Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Uncommitted usage - monthly average during the quarter	$7.4	$6.6	$6.0	$5.9	$5.1
Contracted subscriptions at the end of the quarter	17.5	16.7	15.9	15.1	14.1
Total MRR	$24.9	$23.3	$21.9	$21.0	$19.2

% of subscription MRR lost per month	2.0%	1.9%	1.8%	1.8%	1.8%

Cost of revenues. Our cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs, depreciation, and amortization of acquired patents. Cost of revenues increased $2.3 million to $11.9 million for the three months ended March 31, 2005 from $9.5 million for the three months ended March 31, 2004. As a percent of revenue, cost of revenues remained constant at 17% for the three months ended March 31, 2005 and 2004. The increase in absolute dollars for the three months ended March 31, 2005 was primarily due to increases in the costs for delivering existing and new services to more customers domestically and internationally, additions to our technical staff to support our installed base of customers, and expenditures to expand and improve our worldwide network. In February 2004, we purchased land and a building containing approximately 125,000 square feet of commercial grade facility, of which 25,000 square feet consists of data infrastructure facility floor space, for $15.9 million. Land totaling $9.7 million is not depreciated, and the building totaling $6.2 million is being depreciated over 10 years. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004 and the three months ended March 31, 2005, we used this facility as our network-operating center as well as to expand our primary switching center to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $4.2 million to $24.1 million for the three months ended March 31, 2005 from $19.9 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005 was primarily due to the result of increased spending on sales and support personnel, commission expenses associated with our increased sales volume and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. For the three months ended March 31, 2005, we also incurred $1.1 million in additional expenses resulting from a fire at our Amsterdam headquarters in February 2005. We anticipate recovery of some or all of this loss from our insurance carrier in either the second or third quarter of this year as the claim procedures are completed. Any amounts we do recover will be recorded as a reduction to sales and marketing expense in the period received.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies. Research and development expense increased $2.9 million to $10.1 million for the three months ended March 31, 2005 from $7.2 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005 was primarily related to increases in personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products including increases in the number of such personnel in WebEx China.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal and accounting. General and administrative expense increased $2.4 million to $5.8 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005 was primarily due to increased spending on employee-related expenses, increased professional service expenses to help us comply with the new regulations imposed by the Sarbanes-Oxley Act of 2002, and an increase in bad debt expense. Bad debt expense increased $0.6 million to an expense of $0.2 million in the three months ended March 31, 2005 from a credit of $0.4 million in the three months ended March 31, 2004. This increase was due to higher projected future credit losses based on historical losses.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock warrants and options to individuals who are not employees or directors. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants.  Equity-based compensation expense decreased $0.5 million to immaterial expense for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004. This decrease was due to the vesting of employee awards and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net increased $1.6 million to $1.7 million for the three months ended March 31, 2005 from $0.1 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005 compared to March 31, 2004 was primarily due to increased interest income from greater cash and investments balances and from gains from currency exchange as a result of non-functional currency transactions of our foreign subsidiaries. In the three months ended March 31, 2005, other expenses included a gain from foreign currency exchange of $0.8 million, about $0.6 million of which related to prior periods, compared to a loss of $0.3 million in the three months ended March 31, 2004.

Income taxes.     We recorded a provision for income taxes of $7.9 million for the three months ended March 31, 2005 based on our estimated effective tax rate for full year 2005 of 38.2%. Our effective tax rate for 2005 is higher than 2004 primarily because the 2004 rate included a component for valuation allowance and the benefit of equity based compensation. We will continue to use net operating loss carryforwards to offset U.S. taxable income in 2005; however, the utilization is now limited on an annual basis based on Section 382 of the Internal Revenue Code. In the fourth quarter of 2005, we will evaluate our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. When and if realized, the tax benefit of these deferred assets will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Net income. As a result of the foregoing, net income increased $2.8 million to $12.9 million for the three months ended March 31, 2005 from $10.1 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, cash, cash equivalents and short-term investments were $207.2 million, an increase of $22.1 million compared to $185.1 million as of December 31, 2004.

Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2005, as compared to $18.8 million for the three months ended March 31, 2004. The increase in net cash provided by operating activities was primarily the result of net income adjusted for non-cash components, increases in taxes payable and deferred revenue, offset in part by growth in accounts receivable and decreases in accounts payable.

Net cash used in investing activities was $22.6 million for the three months ended March 31, 2005, as compared to $61.6 million for the three months ended March 31, 2004. The decrease in net cash used in investing activities related primarily to decreased purchases of short-term investments for the three months ended March 31, 2005 and decreased spending on purchases of property and equipment as compared to the quarter ended March 31, 2004, during which we acquired land and building for our new switching center. The purchase of property and equipment primarily relates to capital expenditures for equipment, hardware and software used in our MediaTone Network.

Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2005, as compared to $9.8 million for the three months ended March 31, 2004. The decrease in net cash provided by financing activities was primarily the result of lower cash received from stock option exercises and employee stock purchase plan purchases, offset in part by cash used in our share repurchase program totaling $3.6 million. Under the share repurchase program, which our board of directors authorized in July 2004 for a one-year duration and which leaves to management discretion whether and to what extent shares are repurchased during that one-year period, a maximum of $40 million in shares of our common stock may be repurchased on the open market. To date, approximately $9.4 million has been used to repurchase our common stock.

As of March 31, 2005, our material purchase commitments, including usage of telecommunication lines and data services, equipment and software purchases, and construction of leasehold improvements at new leased facilities, totaled $13.2 million. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring in August 2007.

We lease office facilities under various operating leases that expire through 2014. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California, that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in 2008, which is included in the future minimum rental payments. Future minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2005. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of March 31, 2005, we had no outstanding borrowings under the credit line, but we did have a $4.0 million letter of credit issued under the line as security for our headquarters lease.

We expect that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated cash from operations in the most recent quarter and each of the previous fourteen quarters. We anticipate that we will continue to generate cash from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Long Term Contracts

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

                                            Payments due by period
Contractual Obligations	Remaining nine months of 2005	2006	2007	2008	2009	2010 and thereafter	Total
Operating lease obligations	$3,982	$4,750	$4,659	$5,116	$4,623	$17,973	$41,103
Purchase obligations	13,080	79	8	-	-	-	13,167
Other commitments	917	458	-	-	-	-	1,375
Total	$17,979	$5,287	$4,667	$5,116	$4,623	$17,973	$55,645

Factors That May Affect Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

Although we realized net earnings for each of the fiscal quarters in 2002, 2003 and 2004, and the first fiscal quarter in 2005, there is no assurance that we will be able to achieve comparable results in the future, and we may experience net losses in future years or quarters.

We realized net earnings in each of the fiscal quarters in 2002, 2003 and 2004 and the first fiscal quarter in 2005. However, we may experience net losses in future years or quarters if the web communications market softens significantly, or if existing or future competitors reduce our current market share of the web communications market or require us to reduce our prices substantially to remain competitive. If we incur net losses in the future, we may not be able to maintain or increase the number of our employees, our investment in expanding our services and network, or our sales, marketing and research and development programs in accordance with our present plans, each of which is critical to our long-term success.

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

Historically, the majority of our revenue has been fixed fee, but the percentage of our revenue which is derived from usage-based pricing models is greater than it has been in the past. For the quarter ended March 31, 2005, usage-based revenue exceeded 30% of our total revenue. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the percent of our revenue derived from the various per-minute or usage-based sources increases, our overall revenue becomes more difficult to predict. Since fixed-fee revenue is what we refer to as committed revenue, and the usage-based revenue is what we call uncommitted revenue, another way to describe this increasing unpredictability is that our uncommitted revenue has grown faster than our committed revenue.

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

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization and our network infrastructure, and on upgrading leased facilities such as our corporate headquarters. For example, in 2004 we purchased a building in Mountain View, California which now serves as our primary network switching facility, and also in 2004 we entered into a ten-year lease for space in a building located in Santa Clara, California which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and, therefore, our operating results could suffer.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations including contracts with the federal government, customer contracts can be terminated by the customer during the term of the agreement. Our monthly average lost subscription MRR, an internal measurement tool we use to evaluate subscription-based revenues we have lost, for the quarter ended March 31, 2005 was 2.0%. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services or devote greater efforts to the products and services of competitors, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of March 31, 2005, we had distribution agreements in place with telecommunications partners and software vendors and service providers that during the first quarter of 2005 accounted for 14% of our revenue, which revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these distribution partners are per minute or usage-based payments. The minority of payments are fixed-fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our distribution partners currently do so. Such distribution partners (i) may choose to devote insufficient resources to marketing and supporting our services, (ii) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the partner’s customers to switch from our services to those of our competitors, or (iii) may be persuaded by a competitor of ours to sever the partner’s distribution arrangement with us and possibly also become the exclusive distribution partner of that competitor. Specifically with regard to the telecommunications-provider distribution channel for web conferencing services which may prove economically significant in the future, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web communications services will suffer and our business and operating results will be harmed.

Our total revenue may suffer if we are unable to manage our distribution relationships successfully to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can obtain additional customers through distribution partners that we could not obtain through our direct sales efforts. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the distribution partner, whom in this type of distribution arrangement we refer to as a reseller, and revenue is recognized on amounts charged to the distribution partner. A significant majority of the revenue derived from our distribution partners comes from distribution agreements of this type. We also have distribution arrangements where we, rather than the distribution partner, bill the end user. When we bill the end-user, a percentage of the proceeds generated from the sale of WebEx services is paid to the distribution partner, whom in this type of distribution arrangement we sometimes call a referral agent. Revenue is recognized based on amounts charged to the end-user and amounts paid to the distribution partner are recorded as sales expense. In either case, the revenue received by us when a sale is made by a distribution partner is not as great as it would have been had the sale been made by us directly, for the same volume of WebEx services. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from distribution partners who are resellers, our revenue may decrease.

We expect to depend on sales of our standalone WebEx Meeting Center service for a significant percentage of our revenue for the foreseeable future.

Our standalone WebEx Meeting Center service, the service which generates our largest sales revenue, accounted for less than 45% of our revenue for the quarter ended March 31, 2005. We have developed and are selling other services, such as our Event Center, Training Center, Support Center, Sales Center and Enterprise Edition services, our SMARTtech service, and our audio conferencing service offered through our subsidiary in India. We currently offer our newest service, MyWebExPC, for free on an introductory and limited usage basis, although in the future we intend to offer two versions of this service and to charge a fee for use of the current version at that time. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

If our services fail to function when used by large numbers of participants, whether because of the large number of participants or because of separate quality-related issues, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended March 31, 2005, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results would be harmed.

If our marketing, branding and lead-generation efforts are not successful, our business may be harmed.

We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our web communications services. Our marketing and advertising campaigns or branding efforts may not be successful given the expense required. For example, certain sales promotion initiatives, such as free introductory or free trial use, may dampen short-term sales even as such initiatives attempt to cultivate participants’ desire to purchase and use our services, in that a customer who might have otherwise purchased our services will instead receive free use of our services for the trial period of time. In addition, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. Also, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our services and where any future marketplace standardization of our service might emerge, could harm our business. There is no assurance that we will identify, and if we identify be able to secure, the number of strategic sales leads necessary to help generate standardized marketplace acceptance of our services, or to maintain rates of revenue growth we have experienced in the past. If our marketing, branding or lead-generation efforts are not successful, our business and operating results will be harmed.

We rely on our China subsidiary, which exposes us to risks of economic instability in China, risks related to political tension between China and the United States, and risks arising from an inability to enforce our intellectual property rights.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of March 31, 2005, approximately 804 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Further, our per-employee productivity is lower in China than it is the United States. We also face foreign exchange risk in that we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, which are currently not offset by sales revenue in China. The Chinese currency, or yuan, is a currency whose rate of exchange with other currencies is controlled by the Chinese government, and any removal of that control could result in a significant appreciation of the yuan relative to the U.S. dollar and thereby increase the negative effect of the foreign exchange risk we face in China. In addition, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations. If we lost the services of our WebEx China subsidiary, we would incur increased costs, which would harm our operating results and business. Finally, because a substantial amount of our research and development activity takes place in China, our business may be harmed if we encounter difficulties enforcing our intellectual property rights there.

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

A small, but growing, part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in each of the following countries: China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

-	staffing and managing international operations including multiple non-U.S. subsidiary structures;

-	handling the various accounting, tax and legal complexities arising from our international operations;

-	properly designing, testing and maintaining internal controls over financial reporting in our non-U.S. subsidiaries, as required under the Sarbanes-Oxley Act of 2002 and related laws and regulations;

-	understanding cultural differences affecting non-U.S. employee relations or sales transactions; and

-	addressing political, economic or social instabilities that may arise from time to time in a specific non-U.S. country or region.

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

The software underlying our services is complex, and our business and reputation could suffer if our services fail to perform properly due to defects or similar problems with our underlying software.

Complex software, such as the software underlying our services, often contains defects. We may be forced to delay commercial release of new services or new versions of existing services until problems are corrected and, in some cases, may need to implement enhancements to correct defects or bugs that we do not detect until after deployment of our services. If we do detect a defect or bug in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

-	damage to our reputation;

-	damage to our efforts to build brand awareness;

-	loss of customers, or loss of or delay in revenue;

-	delays in or loss of market acceptance of our services; and

-	unexpected expenses and diversion of resources to remedy errors.

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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,334 at March 31, 2004 to 1,889 at March 31, 2005. We expect to continue to increase our personnel during the remainder of 2005. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition, we have recently completed the physical transfer of our network switching operations center to a new building and, separately, we are continuing periodically to update our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these recently-deployed or recently-updated systems or technologies do not meet our requirements or are not deployed in a successful or timely manner, our business may suffer. Any failure by us to manage our growth effectively could disrupt our operations or delay execution of our business plan and could consequently harm our business.

Breaches of our physical or technical security systems may result in violations of our confidentiality and security obligations to our customers, damage to our systems and our reputation, and may endanger the safety of our employees.

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. A breach of the physical security of our facilities may endanger the safety of our employees. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

Changes in our executive management team may be disruptive to our business.

From time to time there are changes in our executive management team, including the hiring and departure of executives, and the reorganization of responsibilities and personnel. For example, in recent months we have had executive management replacements in our marketing and product management organizations, two important areas of our business. Such changes may be disruptive to our business, because the executives and employees reporting to them require time to become fully productive in their new roles and new organizations. Planned changes in the company’s organization or management may not achieve the expected benefits. In addition, the departure of executives may create temporary voids in leadership in critical areas of the company. Because of these risks, organizational and management changes may have an adverse impact on our financial performance. We do not have long-term employment agreements or life insurance policies on any of our senior executives.

If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during the remainder of 2005. As the U.S. economy in general and the technology sector in particular continue to grow, we could encounter increasing difficulty hiring qualified personnel. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed. In addition, the recent Financial Accounting Standards Board (FASB) rule announcement concerning equity compensation accounting for financial reporting purposes will add, we believe, complexity and uncertainty to our efforts to attract and retain qualified personnel. If, in an effort to attract and retain personnel, we do not undertake sufficient reductions in our current equity compensation practices, our compensation expense will increase appreciably under the new FASB rule and our stock price may be negatively affected, thus depriving us of an equity-related motivation to attract and keep workers, which would hurt our business. On the other hand, if due to the FASB rule change we curtail our equity compensation practices too much and fail to continue to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies, we may have trouble retaining or recruiting key technical or management talent or we may have to pay higher salaries to obtain or retain such talent, which would also hurt our business.

Interruption or malfunction of our internal business processing systems, including a new system we installed during 2004 and a comprehensive database system upgrade to be implemented during 2005, could disrupt the services we provide our customers and could harm our business.

Our business, with its approximately 11,600 subscription customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. During 2004, we completed deployment of and are now utilizing an internally-developed, proprietary business processing system to capture and record, for billing and financial statement generation purposes, customer usage of our various services. Because we likely would have to rely on our own know-how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the new system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) a modestly longer collection cycle as a result of delayed invoicing or invoice presentation issues, and (ii) our having to deploy additional resources internally to complete the processing of certain sales transactions. In addition, during 2005 we will be installing an enhanced version of our internal database system for financial reporting, human resource management and other enterprise resource planning functions. Any material interruption or malfunction associated with the installation or operation of the new database system, including bugs or start-up problems relating to the new system, could result in delays or errors in our financial accounting, financial reporting and other internal control activities, which could cause us to fail to meet legal and compliance requirements applicable to public companies, which in turn could harm our business.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. In 2004 we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur. Finally, in 2004 we purchased approximately nine acres of real property in Mountain View, California on which resides a building which we use primarily as a switching center facility to accommodate growing usage requirements on our WebEx MediaTone Network. Any malfunction or service interruption we suffer relating to our network switching operations to the new building could disrupt our communications services, could harm our relationships with our customers and distribution partners, and could harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 23 issued patents, including eight we acquired in connection with our 2003 acquisition of certain assets of Presenter, Inc. and five we purchased in 2004 from NCR Corporation. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 30 patent applications pending in the United States including eight patent applications assigned to us in the Presenter asset acquisition transaction. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

-	any patents acquired by or issued to us may not be broad enough to protect us;

-
any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents and subjecting us to claims for seeking to enforce such patents;

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: WebEx (word and design), WebEx bifurcated ball logo design, WebEx.com, MyWebEx, MyWebExPC, Bringing the

Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Event Center, We’ve Got To Start Meeting Like This, Presentation Studio, WebEx Connect, WebEx Global Watch, WebEx Contact Center, WebEx Access Anywhere, Power Panels and All Time Collaboration. Federal trademark applications acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

We may acquire or invest in complementary businesses, technologies or services. For example, in 2004 we acquired CyberBazaar, an audio conferencing company in India which we have since renamed WebEx Communications India Pvt. Ltd. Integrating any newly acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions, it may be necessary for us to significantly deplete our cash reserves or to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably or successfully integrate the employees, technology, products or services of any acquired businesses into our existing business. To illustrate, in connection with the CyberBazaar acquisition in 2004, we added the former CyberBazaar workforce to our worldwide employee headcount, we continue to offer the former CyberBazaar audio conferencing services and we plan to eventually integrate our WebEx audio conferencing and network technology into the WebEx India operation. However, if we fail to integrate the former CyberBazaar employees and other employees hired after the acquisition into our company, or otherwise fail to successfully manage these new operations as our new WebEx India subsidiary in India, or if we fail to successfully upgrade the former CyberBazaar audio conferencing assets or expand our worldwide network into India, the acquisition may not meet our financial expectations. If we are unable to integrate any newly acquired entities or technologies effectively, including those related to our CyberBazaar acquisition, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Oracle, Raindance and Macromedia, which in April 2005 announced that it had signed a definitive agreement to be acquired by Adobe Systems. In addition to the above competitors, certain of our distribution partners offer competitive web conferencing services. Other companies could choose to extend their products and services to include competitive interactive communication offerings in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. For example, we offer VOIP to customers seeking that option for the audio portion of their web conferencing service activity, which puts us in competition with increasing numbers of low cost providers of VOIP products and services of ever-increasing quality. One or more of these competitors may offer a sufficiently low-cost, feature-attractive, audio-centric VOIP offering that, though not a web conferencing offering, might divert business away from us, or one or more of these competitors might themselves leverage their experience in the VOIP segment of web communications to develop and market a web-conferencing product or service of their own. Finally, our revenues and market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.

Competition from Microsoft for the general web conferencing market or from other vendors specifically targeted at the low-end market may adversely affect our operating results.

Microsoft has become a more active participant in the web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. Microsoft in March 2005 announced certain improvements to the Live Meeting service and other product developments, and also an acquisition related to the areas of communication and collaboration. Microsoft’s investment of development and marketing resources in products or services that compete directly with WebEx and Microsoft’s integrations of competitive functionality with other communication and collaboration offerings may have an adverse impact on WebEx’s business. Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand its presence in the web communications market, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete. In addition some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. If we are unable to deliver competitive offerings for that segment of the market, our operating results may suffer. Also, such lower-cost offerings may force us to reduce the prices of our services in order to attract or retain customers, which in turn also may affect the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins. Such forced price reductions, as well as costs or lost sales associated with a transitioning to different and less expensive sales practices, could have a negative effect on our operating results.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee equity compensation programs, have recently been revised or are under review. The Financial Accounting Standards Board (FASB) during the fourth quarter of 2004 adopted final rules which will change the way companies account for equity compensation in their financial statements. FASB has stated that the new accounting standard would become effective for fiscal years that commence after June 2005. This change in accounting standards will require us to report as a compensation expense options granted to and shares purchased by our employees pursuant to our stock option and employee stock purchase plans. If we do not change our current equity compensation practices, the new accounting rule could have a negative effect on our reported net income. Accordingly, we have begun to change our equity compensation practices. In March 2005 we amended our employee stock purchase plan to reduce the length of the offering period and the maximum number of shares that can be purchased during an offering period. Also because of the pending FASB rule, we are evaluating our existing stock option grant program in relation to its future effect on our reported net income, including in that evaluation the possibility of reducing the number of stock options we grant in the future to employees. The new FASB rule, we believe, will add complexity and uncertainty to our management of employee compensation practices. On the one hand, if we underestimate the effect of the new rule on the technology labor market and reduce equity-based compensation too much, we may be forced to increase cash compensation to make up for our having reduced equity-based compensation opportunities, which would increase our expenses. Also, if we reduce equity-based compensation too much and thereby fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies, we may have trouble retaining or recruiting key technical or management talent. On the other hand, if we overestimate the effect of the new FASB rule on the technology labor market and do not sufficiently curtail our current equity compensation practices, our compensation expense will increase appreciably and our stock price may be negatively affected, thus depriving us of an equity-related motivation to attract and keep workers which in turn would hurt our business.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ended December 31, 2004, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2005 and April 30, 2005, our stock price has traded as high as $23.75 on March 3, 2005 and as low as $19.25 on April 15, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

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

TOC

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. A small, but growing, part of our business is conducted outside the United States. An increasing percentage of this international business is priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. When the amount of revenue or expense from sources outside the United States becomes more significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

Interest Rate Risk. We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

TOC

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

Form 10-Q for quarter ended March 31, 2005

TOC

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c) Issuer Purchases of Equity Securities.

The following table sets forth purchases of WebEx securities by WebEx during the first quarter of 2005:

 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units)	Average Price Per	Total Number of Shares (or Units) Purchased as Part of Publicly Announced	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the
Period	Purchased (#)(1)	Share (or Unit) ($)	Plans Or Programs (#)	Plans Or Programs
January 1, 2005 to January 31, 2005	--	--	--	$34,174,000
February 1, 2005 to February 28, 2005	156,400	$22.954	156,400	$30,584,000
March 1, 2005 to March 31, 2005	--	--	--	$30,584,000

Total	156,400	$22.954	156,400	$30,584,000

(1) Consists of repurchases of shares pursuant to the Company’s share repurchase program publicly announced on July 29, 2004 pursuant to which the Company’s Board of Directors authorized the repurchase of up to $40,000,000 of the Company’s common stock over a 12 month period ending July 22, 2005.

TOC

Item 6. Exhibits.

Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1	Registrant’s 2000 Employee Stock Purchase Plan (as amended on March 31, 2005)
10.2	Registrant’s 2005 Executive Cash Bonus Plan Summary
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

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

Form 10-Q for quarter ended March 31, 2005

TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBEX COMMUNICATIONS, INC.

Date: May 10, 2005	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer (Duly Authorized Officer and Principal Financial officer)

WEBEX COMMUNICATIONS, INC.

Date: May 10, 2005	By:	/s/ DEAN MACINTOSH
Dean MacIntosh
Vice President, Finance (Duly Authorized Officer and Principal Financial officer)

Form 10-Q for quarter ended March 31, 2005

TOC

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1	Registrant’s 2000 Employee Stock Purchase Plan (as amended on March 31, 2005)
10.2	Registrant’s 2005 Executive Cash Bonus Plan Summary
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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