Form 10-Q
period 2005-06-30
WEBEX COMMUNICATIONS INC
filed 2005-08-09
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

            (Mark One)

        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 1, 2005, 46,275,034 shares of Registrant's Common Stock, $0.001 par value were outstanding.

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
JUNE 30, 2005

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands; unaudited)

ASSETS

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$112,272	$110,552
Short-term investments	108,564	74,586
Accounts receivable, net of allowances of $5,310 and $5,634, respectively	40,986	32,438
Prepaid expenses and other current assets	5,187	4,817
Prepaid income taxes	—	1,739
Deferred tax assets	4,483	4,665
Total current assets	271,492	228,797
Property and equipment, net	47,037	44,783
Goodwill	2,284	1,822
Intangible assets, net	3,173	3,410
Deferred tax assets	5,129	5,724
Other non-current assets	1,120	1,257
Total assets	$330,235	$285,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,758	$8,685
Accrued liabilities	21,917	20,179
Deferred revenue	11,098	9,867

Income tax payable	2,561	—
Total liabilities	41,334	38,731

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock	46	45
Additional paid-in capital	260,694	245,807
Deferred equity-based compensation	(5)	(15)
Accumulated other comprehensive income	2,479	2,268
Accumulated earnings/(deficit)	25,687	(1,043)
Total stockholders' equity	288,901	247,062
Total liabilities and stockholders' equity	$330,235	$285,793

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME STATEMENTS
(In thousands, except per share data; unaudited)

                                                                                                                                                                          Three Months Ended                                                       Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenues	$75,329	$61,128	$146,183	$117,472
Cost of revenues	12,804	10,384	24,661	19,909
Gross profit	62,525	50,744	121,522	97,563
Operating expenses:
Sales and marketing	24,745	21,377	48,848	41,301
Research and development	10,982	8,265	21,048	15,480
General and administrative	5,293	5,030	11,075	8,437
Equity-based compensation*	6	(130)	7	381
Total operating expenses	41,026	34,542	80,978	65,599
Operating income	21,499	16,202	40,544	31,964
Interest and other income, net	1,502	433	3,239	545
Net income before income tax	23,001	16,635	43,783	32,509
Provision for income tax	9,121	6,350	17,053	12,223
Net income	$13,880	$10,285	$26,730	$20,286

Net income per share:
Basic	$0.31	$0.23	$0.59	$0.47
Diluted	0.29	0.22	0.57	0.44

Shares used in per share calculations:
Basic	45,479	43,807	45,223	43,380
Diluted	47,518	46,499	47,183	46,479

*Equity-based compensation:
Sales and marketing	$—	$(11)	$—	$40
Research and development	—	11	—	38
General and administrative	6	(130)	7	303
	$6	$(130)	$7	$381

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$26,730	$20,286
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales allowance	6,003	3,850
Depreciation and amortization	7,252	5,400
Loss from disposal of assets	241	—
Deferred income tax benefit	777	—
Tax benefit of stock plans	7,460	4,300
Equity-based compensation	6	381
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,551)	(9,093)
Prepaid expenses and other current assets	(370)	(464)
Other non-current assets	137	496
Accounts payable	(2,927)	4,888
Accrued liabilities	(557)	841
Income tax payable	3,838	5,412
Deferred revenue	1,231	940
Other	211	1,238
Net cash provided by operating activities	35,481	38,475

Cash flows from investing activities:
Purchases of property and equipment	(7,215)	(26,409)
Business and asset acquisition	—	(1,944)
Net purchases of short-term investments	(33,978)	(57,602)
Net cash used in investing activities	(41,193)	(85,955)

Cash flows from financing activities:
Net proceeds from issuances of common stock	19,478	17,496
Repurchase of common stock	(12,046)	—
Net cash provided by financing activities	7,432	17,496

Net change in cash and cash equivalents	1,720	(29,984)
Cash and cash equivalents at beginning of the period	110,552	70,996
Cash and cash equivalents at end of the period	$112,272	$41,012
Supplemental disclosures of non-cash investing and financing activities:
Decrease in deferred equity-based compensation	$(10)	$(99)
Unrealized gain on investments	$(139)	$59
Capitalization of lease incentives	$2,295	$—
Liabilities recorded in conjunction with business acquisitions	$462	$336
Cash paid for:
Income taxes	$4,879	$2,591

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of WebEx Communications (the “Company” or “WebEx”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

2. Revenue Recognition

Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. Committed and fixed fee subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. Some minute-based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to committed and fixed-fee or subscription service revenue, WebEx derives revenue from pay-per-use services, usage in excess of commitments and other per-minute-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

The Company also enters into reselling arrangements with distribution partners, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from distribution partners are deferred until the related services are provided or until otherwise earned by WebEx. When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. A significant majority of the revenue derived from our distribution partners comes from distribution agreements of this type. In a small minority of cases, WebEx bills the end-user directly. In these situations, a percentage of the proceeds generated from the sale of WebEx services are paid to the distribution partner. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the distribution partner are recorded as sales and marketing expense.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) unearned portion of annual or other period billed subscription service fees; (3) deferred set-up fees; and (4) advances received from distribution partners under revenue sharing arrangements. As of June 30, 2005 and December 31, 2004, accounts receivable includes unbilled receivables of $5.2 million and $2.8 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

3. Sales Reserve and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve for losses on receivables resulting from customer credits, cancellations or terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based on an analysis of the historical rate of credits, cancellations or terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations or terminations being consistent with the historical rate.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three months ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended
	June 30, 2005	June 30, 2004
Total sales reserve and allowance for doubtful accounts balance at beginning of quarter	$5,232	$6,331

Sales reserve
Balance at beginning of quarter	4,387	4,682

Deducted from revenue	3,179	2,309
Amounts written off	(2,818)	(1,996)
Change	361	313

Balance at end of quarter	4,748	4,995

Allowance for doubtful accounts
Balance at beginning of quarter	845	1,649

Credited to bad debt expense	(34)	(135)
Amounts written off……………………………….	(249)	(248)
Change	(283)	(383)

Balance at end of quarter	562	1,266

Total sales reserve and allowance for doubtful accounts balance at end of quarter.	$5,310	$6,261

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
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

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2005 and 2004 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$13,880	$10,285	$26,730	$20,286

Denominator:
Denominator for basic net income per share	45,479	43,807	45,223	43,380

Effect of dilutive securities:
Weighted average options outstanding	2,039	2,692	1,960	3,099

Denominator for diluted net income per share	47,518	46,499	47,183	46,479

Basic net income per common share	$0.31	$0.23	$0.59	$0.47

Diluted net income per common share	$0.29	$0.22	$0.57	$0.44

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following potential common shares have been excluded from the computation of diluted net income per share for the six months ended June 30, 2005 and 2004 because their inclusion would have been antidilutive (in thousands):

	June 30,
	2005	2004
Shares issuable under stock options	2,403	2,179

The exercise price of antidilutive stock options outstanding as of June 30, 2005 range from $23.95 to $55.38 and as of June 30, 2004 the range was from $24.02 to $55.38.

5. Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments and unrealized gains on investments as follows (in thousands):

                                                                                                                                                                       Three Months Ended                                           Six Months Ended
                                                                                                                                                                     June 30,                                                               June 30,
                                                                                                                                                                2005                             2004                             2005                               2004
Net income	$13,880	$10,285	$26,730	$20,286
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(348)	1,744	40	1,179
Unrealized gain on investments	141	18	14	59
	(207)	1,762	54	1,238
Comprehensive income	$13,673	$12,047	$26,784	$21,524

6. Goodwill and Intangible Assets, net

The goodwill resulted from the April 2004 acquisition of CyberBazaar of Bangalore India, an audio conferencing company, which was acquired to pursue directly the web conferencing market in India. The Company renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. The carrying amount of goodwill as of June 30, 2005 was $2.3 million. Subsequent to the acquisition of WebEx India, certain pre-acquisition tax contingencies of $433,000 were determined to be both probable and estimable in the fourth quarter of 2004. Accordingly, an income tax liability was recorded and goodwill related to the WebEx India acquisition was increased from $1.4 million to $1.8 million. In the second quarter of 2005, additional pre-acquisition tax contingencies of $462,000 were determined to be both probable and estimable. These contingencies are now reserved in the full amount of the asserted and unasserted claims. An additional income tax liability was recorded and goodwill related to the WebEx India acquisition was increased from $1.8 million to $2.3 million. In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2004 and determined that the carrying amount of goodwill was not impaired.

Intangible assets, net, as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Intellectual property rights	$4,326	$4,326
Trade name and domain name	630	630
Customer related intangibles	672	672
	5,628	5,628
Less accumulated amortization	(2,455)	(2,218)
Intangible assets, net	$3,173	$3,410

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the six months ended June 30, 2005 and 2004 was $237,000 and $40,000, respectively.

  Intangible assets, net consist of purchased intellectual property rights, trade and domain names and customer-related intangibles. Amortization is recorded using the straight-line method over the estimated useful lives of these assets. The purchased intellectual property rights have separate components of $1.7 million, $0.2 million and $2.4 million that are amortized over three, five and ten years, respectively. The trademarks and domain names are amortized over ten years, and the customer-related intangibles have separate components of $0.2 million and $0.5 million that are amortized over three and five years, respectively.

Future amortization expense of existing intangibles will be as follows (in thousands):

Period ending December 31,	Amortization expense
2005 (remaining 6 months)	$316
2006	583
2007	463
2008	373
2009	278
Thereafter	1,160
Total amortization expense	$3,173

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$13,880	$10,285	$26,730	$20,286

Add Back: Stock-based compensation included in determination of net income, net of tax	(6)	4	(7)	21

Deduct: Stock-based compensation including employees determined under the fair-value based method, net of tax	(3,762)	(5,420)	(11,099)	(7,941)

Pro-forma net income as if the fair value based method had been applied to all awards	$10,112	$4,869	$15,624	$12,366

Pro-forma net income (loss) per share as if the fair value based method had been applied to all awards:
Basic	$0.22	$0.11	$0.35	$0.29
Diluted	$0.21	$0.10	$0.33	$0.27

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option granted during periods subsequent to the effective date of the Company's registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 and the fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants and purchase rights for the three and six-month periods ended June 30, 2005 and 2004 are as follows:

                                                     Three Months Ended            Six Months Ended
                             June 30                June 30
Stock Options	2005	2004	2005	2004

Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Volatility	76%	86%	74%	86%
Risk-free interest rate	3.80%	3.37%	3.75%	2.94%
Dividend yield	zero	zero	zero	zero

                                                     Three Months Ended            Six Months Ended
                             June 30                 June 30
Employee Stock Purchase Plan	2005	2004	2005	2004

Expected life of options	6 months	24 months	6 months	24 months
Volatility	34%	92%	55%	96%
Risk-free interest rate	3.23%	1.28%	2.26%	1.22%
Dividend yield	zero	zero	zero	zero

8. Commitments and Contingencies

Contractual Obligations

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase obligations by year and in the aggregate, as of June 30, 2005, are as follows (in thousands):

	Payments due by period
Contractual Obligations	Remaining six months of 2005	2006	2007	2008	2009	2010 and after	Total
Operating leases obligations	$2,469	$4,922	$4,835	$5,296	$4,807	$18,257	$40,586
Purchase obligations	8,902	1,151	729	—	—	—	10,782
Other commitments	598	458	—	—	—	—	1,056
Total	$11,969	$6,531	$5,564	$5,296	$4,807	$18,257	$52,424

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in 2008, which is included in the future minimum rental payments. Future minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.2 million including the construction of leasehold improvements for no additional payments by the Company, and payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. Lease incentives received have been accounted for as capitalized assets and are being amortized over the lease term. The lease requires a security deposit of $4.0 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line. The Company's credit line is currently being renewed.  Rent expense is being recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases, the amount of space occupied at any time, and the incentives provided by the lessor, and results in the same amount of rent expense per square foot occupied in all periods during the lease term. Total future minimum lease payments under other operating leases amount to approximately $16.8 million.

Rent expense under operating leases was $3.9 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively. Rent expense was reduced by rental income of $59,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, WebEx had purchase commitments totaling approximately $10.8 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months with the longest commitment expiring August 2007.

In December 2004, the Company entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were each to pay equal amounts to fund certain research and development projects to be managed jointly by WebEx and HKUST. In December 2004 and April 2005, WebEx paid $500,000 and $318,000, respectively, in cash pursuant to the agreement, which was fully expensed to research and development expense, and has future payment obligations under the agreement totaling $1.1 million. The future payment obligations are included in “Other commitments” in the table above. WebEx will obtain sole ownership of any intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. The parties have not yet entered into any such agreement regarding proceeds. The agreement provides for termination of the agreement and modification of the projects, schedule and funding under certain circumstances.

Other

WebEx does not currently collect sales tax from customers in the United States and believes the services it provides are exempt from sales tax.  No tax authorities are attempting to collect such taxes from WebEx.  However, it is possible in the future that tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx were found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties.  WebEx believes that such taxes, interest and penalties, if any, are not estimable at this time.

In April 2004, WebEx acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. In the fourth quarter of 2004 and second quarter of 2005, income tax contingencies outstanding at the date of acquisition were determined to be both probable and estimable and an income tax liability was recorded and goodwill related to the acquisition was increased accordingly. These tax contingencies are now reserved in the full amount of the asserted and unasserted claims.

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

WebEx's chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. WebEx has determined that it operates in a single operating segment, specifically, web communication services, and has no significant customers.

WEBEX COMMUNICATIONS, INC.
June 30, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the Company’s consolidated income statement. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated income statement and net income per share.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

11. Subsequent Events

On August 1, 2005, WebEx entered into a definitive agreement to acquire all of the capital stock of Intranets.com of Burlington, Massachusetts, which will become a wholly owned subsidiary. Under terms of the agreement, WebEx will pay approximately $45 million in cash, subject to certain adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, expected expenses including those related to sales and marketing, research and development and general and administrative, our ability to collect insurance proceeds from our carrier relating to losses from a fire at our Amsterdam headquarters in Europe, our beliefs regarding the health and growth of the market for our web conferencing services, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, the impact of distribution partner practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network. We offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Support Center, WebEx Event Center, WebEx Enterprise Edition, WebEx Sales Center, WebEx SMARTtech, WebEx Presentation Studio and our newest service, MyWebExPC, which was launched in January 2005. In August 2005, we signed an agreement to acquire Intranets.com, a privately-held company which has developed and sells a suite of collaboration services primarily to small businesses. The acquisition is subject to customary closing conditions and is expected to close in the third quarter of 2005.

Our corporate headquarters is located in Santa Clara, California, and we have network operations facilities located in the cities of Mountain View, California, Denver, Colorado and Ashburn, Virginia. In addition, we have ten non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In several of these countries, we have established network operations facilities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites. In 2004, we acquired CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. We renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. The results of WebEx India are included in our consolidated financial statements subsequent to April 30, 2004, the effective date of the acquisition.

Revenue and Cash-Generation Models. We sell our services directly to customers, which in the second quarter of 2005 accounted for approximately 86% of our revenue, or $64.8 million. We also sell our services indirectly to customers through those of our distribution partners that buy and resell our services, which sales in the second quarter of 2005 accounted for approximately 14% of our revenue, or $10.5 million. With these types of distribution partners, whom we also generally refer to as resellers, we sell to and contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner. We also have another type of distribution partner—a distribution partner that acts as our sales or referral agent. When a sale is made from us to a customer through the efforts of this kind of distribution partner, the distribution partner receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we include the revenue received by us within the broad category of revenue received from services sold directly to customers. We enter into distribution relationships, either reseller or referral agent, so that we can increase total revenue by obtaining customers that we could not obtain through our direct sales efforts.

The majority of our revenue is currently generated based on a fixed-fee subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which in the typical case enables the customer to have up to a set number of total minutes within the month to utilize our services. For minutes-based subscriptions, we have expanded our customer offering from the monthly minutes-based commitment offerings to include quarterly, semi-annual and annual minutes-based commitment offerings. Another of our fixed-fee offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. We refer to the revenue associated with these monthly, fixed-fee subscription arrangements, measured as of the end of any month, as committed revenue.

In addition, there are several situations in which customers are charged per minute or usage-based pricing. These include: customer overage fees for port customers, usage of minutes in excess of the minimum commitment, most types of telephony charges, certain distribution partner arrangements and individual pay-per-use services purchased directly from our website. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions. Per minute fees are assessed when a customer on a minutes pricing model uses more than its monthly commitment. Per minute telephone revenue comes when a customer in a web conference session elects to have us set up and run the audio portion of the conference, rather than the customer conducting its telephone usage independently of us. A majority of revenue received from our telecommunications partner arrangements is usage, or per-minute, based. Finally, when a customer wants to use our services on a one-time basis by visiting our website, purchasing the service and paying online by credit card, the pricing is per-minute or usage based, except in instances where the online customer instead purchases a subscription for a fixed fee. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue. Uncommitted revenue is increasing as a percentage of our total revenue.

We typically bill our customers monthly and on open account. For concurrent-user, named-host and monthly minutes-based commitment subscription customers, the customer is billed monthly in advance based on the monthly subscription amount stated in the customer agreement. For these customers, additional usage beyond the monthly subscription quantity, or overage, is billed in arrears based on the actual amount of such overage. For quarterly, semi-annual and annual minutes-based subscription customers, all monthly billing is in arrears and based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month the customer is billed for the remaining amount of the contractual commitment not previously billed.

Market Opportunities, Related Challenges and Our Responses. We believe the market for web conferencing services to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology, or IT, spending and employee travel. In light of increased IT budget constraints reportedly faced by many companies, we believe a cost-saving decision is to hire an external web conferencing vendor to meet a company’s web conferencing needs, rather than undertaking the capital and personnel spending necessary to construct and maintain an internal company web conferencing network. Additionally, companies may perceive that web conferencing usage can reduce costs to the extent that web conferencing displaces the need for individuals within companies to travel in order to conduct business, conduct training, provide support or participate in large-attendee events.

Another trend favoring the projected growth of the web conferencing market is the relative infancy of the market. The adoption of web conferencing may follow a pattern similar to that which has been observed with other computer-related technologies. According to this pattern, the first users can be grouped into a category called early adopters—a relatively small percentage of potential users who first discover and are able to understand and make use of a new technology. If the product seems useful, a second wave of users may arise which is often many times larger than the number of early adopters. In the usual case, this larger number of users materializes because of workplace usefulness: employers start to understand the utility of the technology in the workplace and encourage or require employee usage of the technology. Eventually, if the utility of the technology is compelling enough, the technology may become a staple of most workplaces and the technology is deemed mainstream. Under this adoption pattern, the greatest growth in the market occurs during this migration from second wave to mainstream usage. One such example of this adoption pattern is usage of the desktop computer during the 1980s. Another example is usage of word processing software associated with the desktop computer during the 1990s. In each instance, time required to migrate from the early adoption phase to the mainstream phase exceeded ten years.

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

There exist a number of challenges to the projected market growth scenario for web conferencing. One is a concern, actual or perceived, about security. As the universe of corporate activities that can be conducted in a web conference expands, more and more of these activities will embrace sensitive corporate or government financial data, plans, projects or other proprietary information. If web conferencing technologies do not have embedded within them adequate security protections so that the contents of a web conference will remain private among the participants, usage may not grow as projected. Moreover, to the extent that there occur publicized incidents of security breaches associated with usage of a web conferencing technology, regardless of which vendor is involved, the security-related concerns of would-be users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

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

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, Raindance, and Macromedia, which in April 2005 announced that it had signed a definitive agreement to be acquired by Adobe Systems. In addition to the above competitors, certain of our distribution partners offer competitive web conferencing services.

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

In addition, some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. Also, such lower-cost offerings may force us to reduce the prices of our services in order to attract or retain customers. If we are forced to reduce prices, we may be forced to change the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins, such as switching to different and less expensive sales practices. Finally, some of our competitors offer software products or products that are a combination of software and hardware that include web communications functionality, and which allow customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing needs met with these types of products, demand for WebEx services may decrease.

An increasing percentage of our subscription-based customers are selecting our named host offering, in which a named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in two respects: (i) with the concurrent user offering, any employee of the customer may host the meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, and (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because of the reduced flexibility the named host model affords with respect to who can host a meeting. Because an increasing percentage of our subscription-based customers are selecting the named host offering and because the number of named hosts per customer initially being subscribed to may not be not significantly higher than the number of concurrent users per customer that are being subscribed to under that pricing model, we may likely experience a decline in revenue per subscription-based customer. This loss of revenue may be offset if customers increase the number of named hosts they subscribe to over time or if the number of customers increases due to the availability of this lower-priced model. If neither of these trends occurs, our operating results could be negatively affected, which could harm our business. Also, we are likely to receive less overage revenue from customers who are named host subscribers than from other types of subscribers because the pricing structure for named host subscribers does not result in an overage charge to the customer in some situations where the pricing structures for our other types of subscribers do.  Accordingly, an increase in the percentage of our subscription-based customers selecting our named host offering may result in a decrease in overall overage revenue per subscription customer, which would hurt our operating results.

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

Revenue Recognition.    Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. We sell web communications services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which became effective during 2003. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (straight-line) over the current term of the contract and variable usage-based fees are recognized as usage occurs. During the initial term, we provide training services, web-page design and set-up services. Some minute based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month the customer is billed and revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

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

Allowance for Doubtful Accounts.     We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to insolvency of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. If we are uncertain whether a loss is appropriately charged to the sales reserve or the allowance for doubtful accounts, we charge the loss to the sales reserve.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended June 30, 2005 (in thousands):

	Quarter Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Total sales reserve and allowance for doubtful accounts balance at beginning of quarter	$5,232	$5,634	$5,363	$6,261	$6,331	$6,837	$7,351	$7,934

Sales reserve
Balance at beginning of quarter	4,387	4,631	4,447	4,995	4,682	4,571	4,618	4,866

Deducted from revenues	3,179	2,621	2,518	1,331	2,309	2,115	1,919	2,657
Amounts written off	(2,818)	(2,865)	(2,334)	(1,897)	(1,996)	(2,004)	(1,966)	(2,905)
Change	361	(244)	184	(548)	313	111	(47)	(248)

Balance at end of quarter	4,748	4,387	4,631	4,447	4,995	4,682	4,571	4,618

Sales reserve as a percentage of gross accounts receivable	10.2%	11.0%	12.2%	12.8%	15.2%	16.1%	16.2%	16.7%

Allowance for doubtful accounts
Balance at beginning of quarter	845	1,003	916	1,266	1,649	2,266	2,733	3,068

Charged (credited) to bad debt expense	(34)	237	231	(258)	(135)	(439)	(268)	364
Amounts written off	(249)	(395)	(144)	(92)	(248)	(178)	(199)	(699)
Change	(283)	(158)	87	(350)	(383)	(617)	(467)	(335)

Balance at end of quarter	562	845	1,003	916	1,266	1,649	2,266	2,733

Allowance for doubtful accounts as a percentage of gross accounts receivable	1.2%	2.1%	2.6%	2.6%	3.8%	5.6%	8.0%	9.9%

Total sales reserve and allowance for doubtful accounts balance at end of quarter.	$5,310	$5,232	$5,634	$5,363	$6,261	$6,331	$6,837	$7,351

Gross accounts receivable	$46,296	$39,757	$38,072	$34,694	$32,918	$29,198	$28,251	$27,651

Total receivable reserves as a percentage of accounts receivable	11.5%	13.1%	14.8%	15.4%	19.0%	21.7%	24.2%	26.6%

Income Taxes. We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers. Deferred tax assets and liabilities are also determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded. For the six months ended June 30, 2005, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $0.4 million for the balance of the year, which was accounted for as a credit to additional paid-in capital.

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

 Impairment of Goodwill and Intangible Assets. We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Amortizable intangible assets subject to this evaluation include acquired developed technology, patents, customer contracts and relationships, trade names and a covenant not to sue. We assess the impairment of goodwill annually in our fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

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

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations data as a percentage of net revenues.

                                                            Three Months Ended        Six Months Ended
                                                                June 30,            June 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of revenues	17	17	17	17
Gross profit	83	83	83	83
Operating expenses:
Sales and marketing	33	35	33	35
Research and development	14	14	15	13
General and administrative	7	8	8	7
Equity-based compensation	--	--	--	--
Total operating expenses	54	57	56	56
Operating income	29	26	27	27
Interest and other income, net	1	1	2	--
Provision for income tax	12	10	11	10
Net income	18%	17%	18%	17%

Net revenues. Net revenues increased $14.2 million to $75.3 million for the three months ended June 30, 2005 from $61.1 million for the three months ended June 30, 2004, representing a 23% increase from 2004 to 2005. Net revenues increased $28.7 million to $146.2 million for the six months ended June 30, 2005 from $117.5 million for the six months ended June 30, 2004, representing a 24% increase from 2004 to 2005. The increases for the three and six months ended June 30, 2005 were primarily due to growth in our domestic and international subscriber customer base and increased usage of existing and new service products. By the end of June 2005, the number of customers in our subscriber base had grown by more than 21% from the end of June 2004.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as our monthly revenue rate, or what we sometimes call MRR. We define our monthly revenue rate as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as overage, telephone, reseller-related and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of June 2005 were approximately $18.3 million and our average monthly-uncommitted revenue in the quarter ended June 30, 2005 was $7.7 million, and thus our monthly revenue rate exiting June 2005 was $26.0 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter's revenue, the actual revenue in the next quarter is impacted by many factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii) usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events and other non-recurring revenues that are not included in MRR, (v) partner commitment fees in deferred revenue and (vi) sales reserve adjustments. Certain revenue elements not included in MRR have been declining in recent quarters due to changes in our business practices. For example, due to recent changes in our sales compensation plans, our sales employees, where permitted to give customer discounts, have been more apt than previously to give discounts on the set up fee portion of a customer’s payment obligation and less apt than previously to give discounts on the monthly subscription, or MRR, portion of the customer’s payment obligation. Also, we now less frequently require a prepaid commitment from a distribution partner than we formerly did. On the other hand, customer credits, which are among the factors outside of MRR which operate to reduce our revenue, have increased in the most recent two quarters. Also, quarterly minutes-based subscriptions have been increasing. While quarterly minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly billing period.

Another metric we use to analyze customer losses and to help forecast future revenues is monthly average lost subscription MRR. Our lost subscription MRR metric is somewhat analogous to customer churn in the telecommunications business, except that our lost subscription MRR is more inclusive than the churn metric used in the telecommunications business. Whereas the telecommunications churn metric typically includes only revenues lost because of customer terminations, our lost subscription MRR includes not only revenues lost because of customer terminations but also revenues lost because existing customers either have reduced their subscription amounts or have elected to terminate their subscriptions in favor of purchasing on an uncommitted basis from our partners. We define our lost subscription MRR as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts (including reduced customer subscriptions and customers switching to partners) during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter (including reduced customer subscriptions and customers switching to partners). We calculate and evaluate lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended June 30, 2005 was 1.7% per month. The following table shows our MRR, and lost subscription MRR, for the five quarters ended June 30, 2005 (in millions):

	Quarter Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Uncommitted usage - monthly average during the quarter	$7.7	$7.0	$6.2	$6.0	$5.9
Contracted subscriptions at the end of the quarter	18.3	17.4	16.8	15.9	15.1
Total MRR	$26.0	$24.4	$23.0	$21.9	$21.0

% of subscription MRR lost	1.7%	2.0%	1.9%	1.8%	1.8%

Cost of revenues. Our cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Cost of revenues increased $2.4 million to $12.8 million for the three months ended June 30, 2005 from $10.4 million for the three months ended June 30, 2004. As a percent of revenue, cost of revenues remained constant at 17% for the three months ended June 30, 2004 and 2005. Cost of revenues increased $4.8 million to $24.7 million for the six months ended June 30, 2005 from $19.9 million for the six months ended June 30, 2004. As a percentage of revenues, cost of revenues remained constant at 17% for the six months ended June 30, 2004 and 2005. The increase in absolute dollars for the three months ended June 30, 2005 was primarily due to increases in the costs for delivering existing and new services to more domestic and international customers, additions to our technical staff to support our installed base of customers, and expenditures to expand and improve our worldwide network. In February 2004, we purchased land and a building containing approximately 125,000 square feet of commercial grade facility, of which 25,000 square feet consists of data infrastructure facility floor space, for $15.9 million. Land totaling $9.7 million is not depreciated, and the building totaling $6.2 million is being depreciated over 10 years. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004 and the six months ended June 30, 2005, we used this facility as one of our network operating centers to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and marketing. Our sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expense increased $3.3 million to $24.7 million for the three months ended June 30, 2005 from $21.4 million for the three months ended June 30, 2004. Sales and marketing expense increased $7.5 million to $48.8 million for the six months ended June 30, 2005 from $41.3 million for the six months ended June 30, 2004. The increases for the three and six months ended June 30, 2005 were primarily due to increased spending on sales and support personnel, increased commission expenses associated with our increased revenue and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. For the six months ended June 30, 2005, we also incurred $1.1 million in additional expenses resulting from a fire at our Amsterdam headquarters in February 2005. We anticipate recovery of some or all of this loss from our insurance carrier in either the third or fourth quarter of this year as the claim procedures are completed. Any amounts we do recover will be recorded as a reduction to sales and marketing expense in the period received.

Research and development. Our research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expense increased $2.7 million to $11.0 million for the three months ended June 30, 2005 from $8.3 million for the three months ended June 30, 2004. Research and development expense increased $5.5 million to $21.0 million for the six months ended June 30, 2005 from $15.5 million for the six months ended June 30, 2004. The increases for the three and six months ended June 30, 2005 were primarily related to increases in personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products including increases in the number of such personnel in WebEx China.

General and administrative. Our general and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expense increased $0.3 million to $5.3 million for the three months ended June 30, 2005 from $5.0 million for the three months ended June 30, 2004. General and administrative expense increased $2.7 million to $11.1 million for the six months ended June 30, 2005 from $8.4 million for the six months ended June 30, 2004. The increase for the three months ended June 30, 2005 was primarily due to increased spending on employee-related expenses and a decrease in amounts credited to bad debt expense. The increase for the six months ended June 30, 2005 was primarily due to increased spending on employee-related expenses, increased professional service expenses to help us comply with the new regulations imposed by the Sarbanes-Oxley Act of 2002, and an increase in bad debt expense. These increases were offset by the cost of the implementation in the three months ended June 30, 2004 of a new order entry, customer management and billing software. Bad debt expense increased $0.1 million to immaterial expense in the three months ended June 30, 2005 from a credit of $0.1 million in the three months ended June 30, 2004. Bad debt expense increased $0.8 million to an expense of $0.2 million in the six months ended June 30, 2005 from a credit of $0.6 million in the six months ended June 30, 2004. These increases were due to higher calculated potential future credit losses based on historical losses. The small expense in 2005 was due to an increase in revenue offset by a slight decrease in the calculated potential percentage of future credit losses. In 2004, the trend in historical loss percentage decreased sharply compared to prior quarters, resulting in a credit to expense from the bad debt allowance to adjust the reserve to the calculated potential future credit loss requirements.

Equity-based compensation. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense increased $0.1 million to immaterial expense for the three months ended June 30, 2005 from a credit of $0.1 million for the three months ended June 30, 2004. Equity-based compensation expense decreased $0.4 million to immaterial expense for the six months ended June 30, 2005 from a charge of $0.4 million for the six months ended June 30, 2004. The relative increase for the three months ended June 30, 2005 was due to the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. The relative decrease for the six months ended June 30, 2005 was due to the vesting of employee awards. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net. Interest and other income, net is comprised of net investment income, interest income and expense, and other expenses. Interest and other income, net increased $1.1 million to $1.5 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. Interest and other income, net increased by $2.7 million to $3.2 million for the six months ended June 30, 2005 from $0.5 million for the six months ended June 30, 2004. The increases for the three and six months ended June 30, 2005 were primarily due to increased interest income from greater cash and investments balances and higher interest rates, and from gains from currency exchange as a result of currency transactions in other than the functional currency of our foreign subsidiaries. In the six months ended June 30, 2005 and 2004, respectively, other expenses included a gain from currency exchange of $0.8 million and a loss from currency exchange of $0.3 million, where the currency exchange gain or loss amount during the period consists of the net aggregate effect of currency transactions in each of our foreign subsidiaries during the period that occur in other than such subsidiary’s functional currency.

Provision for income taxes. We recorded a provision for income taxes of $9.1 million for the three months ended June 30, 2005 and a provision for income taxes of $17.1 million for the six months ended June 30, 2005 based on our estimated effective tax rate for full year 2005 of 38.9%. The three months ended June 30, 2005 contained a $0.2 million adjustment as the estimated annual rate was increased from 38.2% to 38.9% in the second quarter. Our effective tax rate for 2005 is higher than 2004 primarily because the 2004 rate included a component for valuation allowance and the benefit of equity based compensation. We expect to continue to use net operating loss carryforwards to offset U.S. taxable income in 2005; however, the utilization is now limited on an annual basis based on Section 382 of the Internal Revenue Code. For the six months ended June 30, 2005, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $0.4 million, which was accounted for as a credit to additional paid-in capital.

Net income. As a result of the foregoing, net income increased $3.6 million to $13.9 million for the three months ended June 30, 2005 from $10.3 million for the three months ended June 30, 2004. Net income increased $6.4 million to $26.7 million in the six months ended June 30, 2005 from $20.3 million in the six months ended June 30, 2004.

Liquidity and Capital Resources

We have generated net positive cash flow from operations since the third quarter of 2002. We anticipate cash flow from operations will be sufficient to fund our current operations as well as fund future expansion.

As of June 30, 2005, cash, cash equivalents and short-term investments were $220.8 million, an increase of $35.7 million compared to $185.1 million at December 31, 2004.

Net cash provided by operating activities was $35.5 million for the six months ended June 30, 2005, as compared to $38.5 million for the six months ended June 30, 2004. The decrease in net cash provided by operating activities was primarily the result of increases in accounts receivable and decreases in accounts payable and income taxes payable, offset by increases in net income adjusted for non-cash components. Accounts receivable as of June 30, 2005 reflected unexpected billing system and operational database problems, a change in the method of recording cash in transit, a delay in collecting from one large customer account, and increases of quarterly minutes-based subscriptions which are billed in arrears.

Net cash used in investing activities was $41.2 million for the six months ended June 30, 2005, as compared to $86.0 million for the six months ended June 30, 2004. The decrease in net cash used in investing activities related primarily to decreased purchases of short-term investments for the six months ended June 30, 2005 and decreased purchases of property and equipment as compared to the six months ended June 30, 2004, during which we acquired land and building for our new network operating center. The purchase of property and equipment primarily relates to capital expenditures for equipment, hardware and software used in our MediaTone Network.

Net cash provided by financing activities was $7.4 million for the six months ended June 30, 2005, as compared to $17.5 million for the six months ended June 30, 2004. The decrease in net cash was primarily the result of cash used in our share repurchase program totaling $12.0 million in 2005. Under the share repurchase program, which our board of directors authorized in July 2004 for an 18 month duration and which leaves to management discretion whether and to what extent shares are repurchased during that period, a maximum of $40.0 million in shares of our common stock may be repurchased. As of June 30, 2005, approximately $17.9 million has been used to repurchase approximately 853,000 shares of our common stock.

As of June 30, 2005, our material purchase commitments, including those for telecommunication lines and data services, equipment and software and construction of leasehold improvements at new leased facilities, totaled $10.8 million. The majority of the purchase commitments are expected to be settled in cash within 12 months, with the longest commitment expiring in August 2007.

On August 1, 2005, we entered into a definitive agreement to acquire all of the capital stock of Intranets.com of Burlington, Massachusetts, which will become a wholly owned subsidiary. Under terms of the agreement, we will pay approximately $45 million in cash, subject to certain adjustments.

We lease office facilities under various operating leases that expire through 2014. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California, that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in 2008, the lease payments concerning which are included in the future minimum rental payments. Future minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

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

Long Term Contracts

The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Remaining six months of 2005	2006	2007	2008	2009	2010 and after	Total
Operating leases obligations	$2,469	$4,922	$4,835	$5,296	$4,807	$18,257	$40,586
Purchase obligations	8,902	1,151	729	—	—	—	10,782
Other commitments	598	458	—	—	—	—	1,056
Total	$11,969	$6,531	$5,564	$5,296	$4,807	$18,257	$52,424

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

From a revenue standpoint, our dominant pricing model has been a fixed-fee subscription model. Under this model, a customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have up to that number of users connected to WebEx meetings at any one time, or to a monthly minimum minutes commitment which in the typical case enables the customer to have up to a set number of minutes per month with which to utilize our services. For minutes-based subscriptions, we have expanded our customer offering from the monthly minutes-based commitment offering to include quarterly, semi-annual and annual minutes-based commitment offerings. Another of our fixed-fee offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate.

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

Historically, the majority of our revenue has been fixed fee, but the percentage of our revenue which is derived from usage-based pricing models is greater than it has been in the past. For the quarter ended June 30, 2005, usage-based revenue was approximately 31% of our total revenue. The various usage-based revenue sources are more variable and difficult to predict than our fixed-fee subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the percent of our revenue derived from the various per-minute or usage-based sources increases, our overall revenue becomes more difficult to predict. Since fixed-fee revenue is what we refer to as committed revenue, and the usage-based revenue is what we call uncommitted revenue, another way to describe this increasing unpredictability is that our uncommitted revenue has grown faster than our committed revenue.

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

One of our subscription-based offerings, the named host offering, is the choice of an increasing percentage of our subscription-based customers because of its lower price relative to our concurrent user offering, and this customer purchasing trend could reduce our revenue unless and until the volume of additional customers makes up the difference.

An increasing percentage of our subscription-based customers are selecting our named host offering, in which a named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in two respects: (i) with the concurrent user offering, any employee of the customer may host the meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, and (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because of the reduced flexibility the named host model affords with respect to who can host a meeting. Because an increasing percentage of our subscription-based customers are selecting the named host offering and because the number of named hosts per customer initially being subscribed to may not be not significantly higher than the number of concurrent users per customer that are being subscribed to under that pricing model, we may likely experience a decline in revenue per subscription-based customer. This loss of revenue may be offset if customers increase the number of named hosts they subscribe to over time or if the number of customers increases due to the availability of this lower-priced model. If neither of these trends occurs, our operating results could be negatively affected, which could harm our business. Also, we are likely to receive less overage revenue from customers who are named host subscribers than from other types of subscribers because the pricing structure for named host subscribers does not result in an overage charge to the customer in some situations where the pricing structures for our other types of subscribers do.  Accordingly, an increase in the percentage of our subscription-based customers selecting our named host offering may result in a decrease in overall overage revenue per subscription customer, which would hurt our operating results.

We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization and our network infrastructure, and on upgrading leased facilities such as our European headquarters. Examples of substantial financial outlays and commitments made during the past fifteen months include our purchase of a building in Mountain View, California which now serves as one of our primary network operating center facilities, and our signing a ten-year lease for space in a Santa Clara, California building which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce proportionately our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and, therefore, our operating results could suffer.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Almost all of our customer contracts have initial terms of three to 12 months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our monthly average lost subscription MRR, an internal measurement tool we use to evaluate subscription-based revenues we have lost, was 1.7% for the quarter ended June 30, 2005. In addition to cancellation, a customer may stop buying our services directly from us and instead start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower. The reasons why a customer would cancel use of our services have included the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers would harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners do not successfully market and sell our services or devote greater efforts to the products and services of competitors, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of June 30, 2005, we had distribution agreements in place with telecommunications partners and software vendors and service providers that during the second quarter of 2005 accounted for 14% of our revenue, which revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these distribution partners are per minute or usage-based payments. The remainder of payments are fixed-fee payments and are initially recorded as deferred revenue because we defer revenue related to initial set-up fees received at the beginning of the relationship and record revenue from subscription services over the course of the service period as the distribution partner resells our services. We also do not recognize commitment fees as revenue until the commitment fee is paid and fully earned by the use of services by the reseller’s end user customers or forfeiture of the commitment at the end of the commitment period. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our distribution partners currently do so. Such distribution partners (i) may choose to devote insufficient resources to marketing and supporting our services, (ii) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the partner’s customers to switch from our services to those of our competitors, or (iii) may be persuaded by a competitor of ours to sever the partner’s distribution arrangement with us and possibly also become the exclusive distribution partner of that competitor. Specifically with regard to the telecommunications-provider distribution channel for web conferencing services which may prove economically significant in the future, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web communications services will suffer and our business and operating results will be harmed.

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

Our standalone WebEx Meeting Center service, the service which generates our largest sales revenue, accounted for approximately 42% of our revenue for the quarter ended June 30, 2005. We have developed and are selling other services, such as our Event Center, Training Center, Support Center, Sales Center and Enterprise Edition services, our SMARTtech service, and our audio conferencing service offered through our subsidiary in India. We currently offer our newest service, MyWebExPC, for free on an introductory and limited usage basis, although in the future we intend to offer two versions of this service and to charge a fee for use of the current version at that time. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

If our services fail to function, whether because of the large number of participants or because of separate quality-related issues, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended June 30, 2005, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results would be harmed.

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

We rely on our China subsidiary, which exposes us to economic and political risks in China, foreign exchange risk, risks related to political tension between China and the United States, and risks arising from an inability to enforce our intellectual property rights.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, and also a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of June 30, 2005, approximately 816 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Further, our per-employee productivity is lower in China than it is the United States.

We also face, due to a recent Chinese government decision to revalue its currency, increased foreign exchange risk in that we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, which are currently not offset by sales revenue in China. The Chinese currency, or yuan, is a currency whose rate of exchange with other currencies is controlled by the Chinese government, and the Chinese government’s decision in July 2005 (i) to slightly revalue the yuan’s longtime fixed relationship to the U.S. dollar in favor of the yuan, and (ii) to allow a floating relationship between the yuan and a basket of international currencies, could over a period of time result in a significant appreciation of the yuan relative to the U.S. dollar and thereby increase the cost of our Chinese operations and increase the negative effect of the foreign exchange risk we face in China.

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

A small part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. These services are generally priced in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in each of the following countries: China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

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

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,889 at March 31, 2005 to 1,926 at June 30, 2005. We expect to continue to increase our personnel during the remainder of 2005. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, we will during the next few months be transitioning another of our network operations centers from a Denver, Colorado facility to a co-location facility located in Ashburn, Virginia. Separately, we are continuing periodically to update our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these recently re-deployed or recently-updated systems or technologies do not meet our requirements or are not deployed in a successful or timely manner, our business may suffer. Any failure by us to manage our personnel, facility, or infrastructure growth effectively, or any significant mismanagement by us of resource re-deployment, could disrupt our operations or delay execution of our business plan and could consequently harm our business.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during the remainder of 2005. As the U.S. economy in general and the technology sector in particular continue to grow, we could encounter increasing difficulty hiring qualified personnel. We could encounter the same difficulty in other countries where we operate and where the demand for skilled technology workers is growing quite rapidly, such as in China and India where we have experienced a significant degree of salary pressure and turnover in our workforce. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web communications services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

Interruption or malfunction of our internal business processing systems, including a new system we installed during 2004 and a comprehensive database system upgrade to be implemented during 2005, could result in customer invoicing delays and other disruptions to our revenue-related financial accounting processes.

Our business, with its approximately 12,200 subscription customers and large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. During 2004, we completed deployment of and are now utilizing an internally-developed, proprietary business processing system to capture and record, for billing and financial statement generation purposes, customer usage of our various services. Because we have to rely on our own know-how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the new system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) delays in generating, or inability to generate, customer invoices, (ii) difficulty, or inability, to track the customer usage data needed to generate invoices, (iii) our having to deploy additional resources internally to troubleshoot these invoice and data collection problems and to complete the processing of sales transactions, and (iv) our having to issue credits to certain customers due to discrepancies or disagreements with particular invoices. During the second quarter of 2005, we experienced actual malfunctions of our new business processing system that resulted in an inability to capture certain customer usage data we need to prepare invoices and also resulted in delays in the issuing of invoices to customers. In addition to having installed the business processing system installation in 2004, during 2005 we will be installing an enhanced version of our internal database system for financial reporting, human resource management and other enterprise resource planning functions. Any material interruption or malfunction associated with the installation or operation of the new database system, including bugs or start-up problems relating to the new system, could result in similar billing, collection, credit-issuance and other revenue-related financial accounting problems. Such interruptions or malfunctions, if they become persistent or large-scale, could harm our customer relationships and, additionally, have a negative effect on our financial reporting and other internal control activities, which could cause us to fail to meet legal and compliance requirements applicable to public companies, which in turn could harm our business.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. In 2004 we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities. These systems and operations are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur, which would harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 23 issued patents, including eight we acquired in connection with our 2003 acquisition of certain assets of Presenter, Inc. and five we purchased in 2004 from NCR Corporation. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 40 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: WebEx (word and design), WebEx bifurcated ball logo design, WebEx.com, MyWebEx, MyWebExPC, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Event Center, We’ve Got To Start Meeting Like This, Presentation Studio, WebEx Connect, WebEx Global Watch, WebEx Contact Center, WebEx Access Anywhere, Power Panels, All Time Collaboration, and Collaboration Without Limitation. Federal trademark applications acquired from Presenter consist of the trademarks iPresenter, iPresentation and Instant Presentation. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

We may acquire or invest in complementary businesses, technologies or services. For example, in 2004 we acquired an audio conferencing company in India that is now operating as WebEx Communications India Pvt. Ltd., and on August 1, 2005 we signed an agreement to acquire Intranets.com, a privately-held company which develops and sells a variety of web-based collaborative application services primarily to small businesses. If and when the Intranets.com transaction closes, we intend to operate Intranets.com as a wholly-owned subsidiary. Operating and integrating newly-acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions in the future, it may be necessary for us to significantly deplete our cash reserves or to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably, successfully integrate the employees, technology, products or services of any acquired businesses into our existing business, or achieve post-integration financial targets established for specific acquisitions. To illustrate, we could fail to successfully manage the new Intranets.com portion of our business, including such key areas as Intranets.com sales activity, Intranets.com employee motivation and retention, and the Intranets.com service delivery infrastructure. Also, we face possible future integration-related risks such as those associated with transferring the Intranets.com service delivery infrastructure from its current platform to our platform which is hostable as part of our MediaTone network. More generally, if we are unable to operate and integrate any newly acquired entities or technologies effectively, including those related to our Intranets.com acquisition, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our operating results.

We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Centra Software, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, Raindance, and Macromedia, which in April 2005 announced that it had signed a definitive agreement to be acquired by Adobe Systems. In addition to the above competitors, certain of our distribution partners offer competitive web conferencing services. Other companies could choose to extend their products and services to include competitive interactive communication offerings in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. For example, we offer VOIP to customers seeking that option for the audio portion of their web conferencing service activity, which puts us in competition with increasing numbers of low cost providers of VOIP products and services of ever-increasing quality. One or more of these competitors may offer a sufficiently low-cost, feature-attractive, audio-centric VOIP offering that, though not a web conferencing offering, might divert business away from us, or one or more of these competitors might themselves leverage their experience in the VOIP segment of web communications to develop and market a web-conferencing product or service of their own. Finally, our revenues and market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.

Competition from Microsoft for the general web conferencing market, from other vendors specifically targeted at the low-end market, or customers offering customer premises products may adversely affect our operating results.

Microsoft has become a more active participant in the web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. Microsoft in March 2005 announced certain improvements to the Live Meeting service and other product developments, and also an acquisition related to the areas of communication and collaboration. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integrations of competitive functionality with other communication and collaboration offerings may have an adverse impact on our business. Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand its presence in the web communications market, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

In addition some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. If we are unable to deliver competitive offerings for that segment of the market, our operating results may suffer. Also, such lower-cost offerings may force us to reduce the prices of our services in order to attract or retain customers, which in turn also may affect the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins. Such forced price reductions, as well as costs or lost sales associated with a transitioning to different and less expensive sales practices, could have a negative effect on our operating results. Finally, some of our competitors offer software products or products that are a combination of software and hardware that include web communications functionality, and which allow customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing needs met with these types of products, demand for WebEx services may decrease.

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

In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web communications business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with are various U.S. state sales tax laws and regulations that may be held by the applicable authorities to apply to the sale of our web communications services We do not currently collect sales tax from customers in the United States.  Currently, no tax authorities are attempting to collect such taxes from us, however, in the future federal tax authorities or the tax authorities in one or more states could assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities.  The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past.  If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

Current and future economic and political conditions may adversely affect our business.

Current economic and political conditions, including the effects of the war in Iraq, uncertainty about Iraq’s political future, continuing tensions throughout the Middle East and the supply and price of petroleum products continue to impact the U.S. and global economy, and any negative development in one of these geopolitical areas could cause significant worldwide economic harm. The sustained price of petroleum products at or above present levels may negatively impact the U.S. and world economies generally, which in turn could hurt our business. Any significant downturn in the U.S. economy, whether due to the effect of increasing interest rates or otherwise, could cause existing or potential customers to decide not to purchase our services, which in turn would hurt our business. To the extent that changes in laws, regulations or taxes in the U.S. diminish the economic benefits of arrangements by U.S. companies with non-U.S. subsidiaries or suppliers, our business would be adversely affected. As with our operations in China, our operations in India could be significantly disrupted if U.S. relations with India deteriorate, or if India becomes involved in armed conflict or otherwise becomes politically destabilized. Moreover, depending on severity, a significant terrorist attack anywhere in the world and particularly one within the United States could have a significantly negative effect on both the domestic and global economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our distribution partners may cease operations, which may harm our operating results.

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

We face risks associated with potential future zoning activity relating to our Mountain View network operations center property.

We own real property in Mountain View, California on which resides a building that serves as one of our primary network operations center facilities. Proposals have been made to the Mountain View City Council to rezone the area surrounding our facility from industrial to residential use. If such rezoning, and the accompanying expansion of neighboring residential development, takes place, operations in our building could be impeded, interrupted or otherwise negatively affected by construction activities, the new residents, or city ordinances relating to noise or other byproducts of our building’s operations. Because of such negative circumstances, we might be forced to re-locate to a less suitable and perhaps more expensive site for our network operations facility, which would negatively affect our business. Having to invest additional resources and management time in the locating and fitting of the alternative network operations site would further hurt our business.

New Financial Accounting Standards Board (FASB) rules relating to equity-compensation programs, and any changes in current accounting standards that may be enacted in the future, may affect our results of operations and cause us to change our business practices.

The Financial Accounting Standards Board (FASB) during the fourth quarter of 2004 adopted final rules which will change the way companies account for equity compensation in their financial statements. FASB has stated that the new accounting standard would become effective for fiscal years that begin after December 15, 2005. This change in accounting standards will require us to report as a compensation expense options granted to and shares purchased by our employees pursuant to our stock option and employee stock purchase plans. If we do not change our current equity compensation practices, the new accounting rule could have a negative effect on our reported net income. Accordingly, we have begun to change our equity compensation practices. In March 2005 we amended our employee stock purchase plan to reduce the length of the offering period and the maximum number of shares that can be purchased during an offering period. Also because of the pending FASB rule, we are evaluating our existing stock option grant program in relation to its future effect on our reported net income, including in that evaluation the possibility of reducing the number of stock options we grant in the future to employees. The new FASB rule, we believe, will add complexity and uncertainty to our management of employee compensation practices. On the one hand, if we underestimate the effect of the new rule on the technology labor market and reduce equity-based compensation too much, we may be forced to increase cash compensation to make up for our having reduced equity-based compensation opportunities, which would increase our expenses. Also, if we reduce equity-based compensation too much and thereby fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies, we may have trouble retaining or recruiting key technical or management talent. On the other hand, if we overestimate the effect of the new FASB rule on the technology labor market and do not sufficiently curtail our current equity compensation practices, our compensation expense will increase appreciably and our stock price may be negatively affected, thus depriving us of an equity-related motivation to attract and keep workers which in turn would hurt our business. In addition to the new FASB equity compensation rule, other significant accounting rules may be enacted in the future by FASB, or existing rules may be subject to revised interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or one or more of various bodies formed to interpret accounting rules and policies. Any significant change in accounting rules, policies or interpretations could adversely affect our reported financial results or the way we conduct our business.

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

Our stock price has been and is likely to continue to be highly volatile. For example, between April 1, 2005 and July 29, 2005, our stock price has traded as high as $29.81 on July 28, 2005 and as low as $19.25 on April 15, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. A small part of our sales activities are conducted outside the United States. An increasing percentage of our international revenue activity is denominated in the local currency. Also, a significant percentage of our worldwide workforce is located outside the United States, and these employees are paid in the local currency. A high percentage of these foreign-based employees are located in China, where we currently have virtually no revenue activity. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates, particularly in China, or weak economic conditions in foreign markets. When the amount of revenue obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

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

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The following table sets forth purchases of WebEx securities by WebEx during the second quarter of 2005:

 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units)	Average Price Per	Total Number of Shares (or Units) Purchased as Part of Publicly Announced	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the
Period	Purchased (#)(1)	Share (or Unit) ($)	Plans Or Programs (#)	Plans Or Programs
April 1, 2005 to April 30, 2005	125,000	$21.899	125,000	$27,837,000
May 1, 2005 to May 31, 2005	263,236	$21.726	263,236	$22,118,000
June 1, 2005 to June 30, 2005	--	--	--	$22,118,000

Total ………...	388,236	$21.782	388,236	$22,118,000
____________________
(1)     Consists of repurchases of shares pursuant to the Company’s share repurchase program publicly announced on July 29, 2004 pursuant to which the Company’s Board of
      Directors authorized the repurchase of up to $40,000,000 of the Company’s common stock over a 12 month period ending July 22, 2005, which ending date was extended to
      December 31, 2005 by the WebEx Board of Directors on May 11, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 11, 2005, we held our annual stockholders’ meeting at our headquarters, 3979 Freedom Circle, Santa Clara, California 95054. At such meeting, the following actions were voted upon:

(a)
To elect the following individuals to the board of directors to serve a three year term expiring at WebEx’s 2008 annual meeting of stockholders or until their successors have been elected and qualified:

Director   The Votes for each Director  The Votes Withheld from each Director
    Anthony R. Muller                       32,494,295        456,400
    Alfred R. Berkeley III                   32,495,545     455,150

(b)	To ratify the appointment of KPMG LLP as WebEx’s independent public accountants for the period ending December 31, 2005:

Votes For   Votes Against   Abstain
32,601,320   256,098    93,277

Item 6. Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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

WEBEX COMMUNICATIONS, INC.

Date: August 9, 2005	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

WEBEX COMMUNICATIONS, INC.

Date: August 9, 2005	By:	/s/ DEAN MACINTOSH
Dean MacIntosh
Vice President, Finance (Duly Authorized Officer and Principal Accounting Officer) and Principa

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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