Form 10-Q/A
period 2005-03-31
WEBEX COMMUNICATIONS INC
filed 2005-08-29
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q/A
(Amendment No. 1)
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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

Explanatory Note

WebEx Communications, Inc. (the “Registrant”) files this Quarterly Report on Form 10-Q/A as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. This Form 10-Q/A is filed with the Securities and Exchange Commission solely to correct an inadvertent omission of a single identical sentence in each of Exhibits 31.1 and Exhibit 31.2 as filed with the original report on May 10, 2005. The inadvertently-omitted sentence, required under rules promulgated by the Securities and Exchange Commission, has been inserted into each of Exhibits 31.1 and Exhibit 31.2 to this Quarterly Report on Form 10-Q/A, Amendment No. 1, in the section of each exhibit identified as 4(b). Except for the corrected exhibits, this Quarterly Report on Form 10-Q/A, Amendment No. 1, is identical to the original report. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

Form 10-Q/A, amendment no. 1 for quarter ended March 31, 2005

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
MARCH 31, 2005

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1 for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, amendment no. 1 for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

TOC

Item 6. Exhibits.

Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1***	Registrant’s 2000 Employee Stock Purchase Plan (as amended on March 31, 2005)
10.2***	Registrant’s 2005 Executive Cash Bonus Plan Summary
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

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

    *** Previously filed.

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

Form 10-Q/A, Amendment No. 1, for quarter ended March 31, 2005

TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A, Amendment No. 1,  to be signed on its behalf by the undersigned thereunto duly authorized.

WEBEX COMMUNICATIONS, INC.

Date: August 29, 2005	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer (Duly Authorized Officer and Principal Financial officer)

WEBEX COMMUNICATIONS, INC.

Date: August 29, 2005	By:	/s/ DEAN MACINTOSH
Dean MacIntosh
Vice President, Finance (Duly Authorized Officer and Principal Financial officer)

Form 10-Q/A, amendment no. 1 for quarter ended March 31, 2005

TOC

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1***	Registrant’s 2000 Employee Stock Purchase Plan (as amended on March 31, 2005)
10.2***	Registrant’s 2005 Executive Cash Bonus Plan Summary
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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

   *** Previously filed.

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