Form 10-Q
period 2005-09-30
WEBEX COMMUNICATIONS INC
filed 2005-11-08
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

        (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On November 1, 2005, 46,333,178 shares of Registrant's Common Stock, $0.001 par value, were outstanding.

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
SEPTEMBER 30, 2005

TOC
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS
	September 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$56,237	$110,552
Short-term investments	138,543	74,586
Accounts receivable, net of allowances of $6,359 and $5,634, respectively	43,535	32,438
Prepaid expenses and other current assets	6,609	4,817
Prepaid income taxes	—	1,739
Deferred tax assets	4,758	4,665
Total current assets	249,682	228,797
Property and equipment, net	49,273	44,783
Goodwill	28,585	1,822
Intangible assets, net	17,335	3,410
Deferred tax assets	5,443	5,724
Other non-current assets	1,412	1,257
Total assets	$351,730	$285,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,498	$8,685
Accrued liabilities	25,528	20,179
Deferred revenue	11,546	9,867
Income tax payable	2,655	—
Total liabilities	47,227	38,731

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 46,247 and 44,953 shares issued and outstanding, respectively)	46	45
Additional paid-in capital	264,011	245,807
Deferred equity-based compensation	(3)	(15)
Accumulated other comprehensive income	2,086	2,268
Accumulated earnings/(deficit)	38,363	(1,043)
Total stockholders' equity	304,503	247,062
Total liabilities and stockholders' equity	$351,730	$285,793

See accompanying notes to condensed consolidated financial statements.

TOC
WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

Three months ended September 30,	Nine months ended September 30,
	2005	2004	2005	2004

Net revenues	$78,553	$63,968	$224,736	$181,440
Cost of revenues	14,491	11,018	39,152	30,927
Gross profit	64,062	52,950	185,584	150,513
Operating expenses:
Sales and marketing	25,640	21,200	74,487	62,501
Research and development	12,565	9,122	33,614	24,602
General and administrative	6,728	4,419	17,803	12,856
Equity-based compensation*	3	66	10	447
Total operating expenses	44,936	34,807	125,914	100,406
Operating income	19,126	18,143	59,670	50,107
Interest and other income, net	1,648	172	4,887	717
Net income before income tax	20,774	18,315	64,557	50,824
Provision for income tax	8,099	6,497	25,151	18,720
Net income	$12,675	$11,818	$39,406	$32,104

Net income per share:
Basic	$0.27	$0.27	$0.86	$0.73
Diluted	$0.26	$0.26	$0.82	$0.69

Weighted average shares used to compute net income per share:
Basic	46,208	44,220	45,680	43,806
Diluted	48,428	46,027	47,770	46,474

*Equity-based compensation:
Sales and marketing	—	$(1)	—	$39
Research and development	—	6	—	44
General and administrative	3	61	10	364
	$3	$66	$10	$447

See accompanying notes to condensed consolidated financial statements.

TOC
WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$39,406	$32,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	10,479	4,924
Depreciation and amortization	11,363	8,410
Loss from disposal of assets	420	—
Deferred income tax benefit	(362)	—
Tax benefit of stock plans	10,058	5,600
Equity-based compensation	10	447
In-process research and development charge	307	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,405)	(12,266)
Prepaid expenses and other current assets	(1,681)	(2,591)
Other non-current assets	131	755
Accounts payable	(2,397)	3,755
Accrued liabilities	975	549
Income tax payable	3,932	6,087
Deferred revenue	1,046	663
Other	(181)	321
Net cash provided by operating activities	53,101	48,758

Cash flows from investing activities:
Purchases of property and equipment	(11,585)	(28,096)
Payments made in connection with business acquisitions, net of cash acquired	(40,023)	(5,254)
Net purchases of short-term investments	(63,957)	(27,292)
Net cash used in investing activities	(115,565)	(60,642)

Cash flows from financing activities:
Net proceeds from issuances of common stock	28,139	20,354
Repurchase of common stock	(19,990)	(5,831)
Net cash provided by financing activities	8,149	14,523

Net change in cash and cash equivalents	(54,315)	2,639
Cash and cash equivalents at beginning of the period	110,552	70,996
Cash and cash equivalents at end of the period	$56,237	$73,635
Supplemental disclosures of non-cash investing and financing activities:
Deferred equity-based compensation	(12)	(54)
Unrealized (loss) gain on investments	(540)	125
Capitalization of lease incentives	2,295	—
Adjustments recorded in conjunction with business acquisitions	462	—
Cash paid for:
Interest	—	2
Income taxes	11,386	7,106

See accompanying notes to condensed consolidated financial statements.

TOC

WEBEX COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of WebEx Communications (the “Company” or “WebEx”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Revenue Recognition

Revenue is derived from the sale of web communications services. Web communications services revenue is generated through a variety of contractual arrangements directly with customers and with distribution partners, who in turn sell the services to customers. The Company sells web communications services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers typically access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. Committed and fixed fee subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. Some minute-based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to committed and flat-rate or subscription service revenue, WebEx derives revenue from pay-per-use services, usage in excess of commitments and other per-minute-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

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

TOC

When the distribution partner bills the end-user, WebEx sells the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the distribution partner and revenue is recognized based on discounted amounts charged to the distribution partner. A significant majority of the revenue derived from the Company’s distribution partners comes from distribution agreements of this type. In a small minority of cases, WebEx bills the end-user directly. In these situations, a percentage of the proceeds generated from the sale of WebEx services are paid to the distribution partner. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the distribution partner are recorded as sales and marketing expense.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) unearned portion of annual or other period billed subscription service fees; (3) deferred set-up fees; and (4) advances received from distribution partners under revenue sharing arrangements. As of September 30, 2005 and December 31, 2004, accounts receivable includes unbilled receivables of $5.8 million and $2.6 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

Equity-Based Compensation, net

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred equity-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28).

The Company accounts for stock awards to parties other than employees and directors in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The equity-based compensation expense for options granted to non-employees is re-measured for changes in the fair value of the underlying shares until the underlying shares vest.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income amounts appearing below (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income as reported	$12,675	$11,818	$39,406	$32,104

Add: Equity-based employee compensation expense included in determination of net income, net of tax	1	3	(6)	24

Deduct: Equity-based employee compensation expense determined under the fair-value based method, net of tax	(2,065)	(6,432)	(13,165)	(14,373)

Pro-forma net income	$10,611	$5,389	$26,235	$17,755

Net income per share:
Basic: As reported	$0.27	$0.27	$0.86	$0.73
Pro forma	$0.23	$0.23	$0.57	$0.41

TOC

Diluted: As reported	$0.26	$0.26	$0.82	$0.69
Pro forma	$0.22	$0.12	$0.55	$0.38

The fair value of each option granted during periods subsequent to the effective date of the Company's registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 and the fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants and purchase rights for the three and nine-month periods ended September 30, 2005 and 2004 are as follows:

	Stock options				Employee stock purchase plan
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life of options (in years)	3.5	3.5	3.5	3.5	0.5	0.5-2.0	0.5	0.5-2.0
Volatility	66%	87%	70%	87%	34%	88%	34%	88%
Risk-free interest rate	4.11%	3.25%	3.92%	3.17%	3.23%	1.15%	3.23%	1.15%
Dividend yield	—	—	—	—	—	—	—	—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the Company’s consolidated income statement. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated income statement and net income per share.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 and does not expect this statement will have a material impact on its consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this statement will have a material impact on its consolidated results of operations or financial condition.

2. Net Income Per Share

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2005 and 2004 (in thousands except per share amounts):

TOC

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$12,675	$11,818	$39,406	$32,104

Denominator:
Weighted average shares used to compute basic net income per share	46,208	44,220	45,680	43,806

Effect of dilutive securities:
Dilutive potential common shares	2,220	1,807	2,090	2,668

Weighted average shares used to compute diluted net income per share	48,428	46,027	47,770	46,474

Net income per share:
Basic	$0.27	$0.27	$0.86	$0.73
Diluted	$0.26	$0.26	$0.82	$0.69

The following potential common shares have been excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2005 and 2004 because their inclusion would have been antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Outstanding common stock options	898	4,808	2,226	2,483

The exercise price of antidilutive stock options outstanding for the three and nine months ended September 30, 2005 range from $26.62 to $55.38 and $24.22 to $55.38, respectively, and for the three and nine months ended September 30, 2004 range from $20.00 to $55.38 and $23.09 to $55.38, respectively. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

3. Acquisition

On September 9, 2005, WebEx acquired all of the outstanding stock of Intranets.com, Inc. (“Intranets”) of Burlington, Massachusetts. This acquisition is intended to expand the WebEx offering into the small to medium business market as well as enhance cross selling of Intranets asynchronous services into the WebEx marketplace. The purchase consideration was approximately $42.7 million, paid in cash, and includes direct transaction costs. The preliminary purchase consideration was allocated as follows (in thousands):

	September 9, 2005	Estimated life (years)

Net tangible assets acquired	2,173	N/A
Deferred tax liability, net	(550)	N/A
Goodwill	26,301	N/A
In-process research and development charge	307	N/A
Customer relationships	4,452	5
Developed technology	8,807	5
Trade names	1,201	5
	$42,691

WebEx recognized a charge for in-process research and development (“IPR&D”) of $307,000, which is included in the purchase price. This charge was expensed in the third quarter of 2005 and included in research and development expense in the condensed consolidated statements of income. The project related to an email offering had not yet reached technological feasibility

TOC

and had no alternative future use because of the platform in which it was based. The estimated fair value of this project was determined based on the income approach, where the fair value of the subject asset is equal to the present value of the operating income associated with assets adjusted for returns on capital assets employed in production of the operating income, discounted to present value at a risk-adjusted discount rate appropriate for each asset.

Additional payments of approximately $2.7 million are to be paid after one year, subject to continued employment of certain senior managers of Intranets and will be expensed ratably over the period as additional compensation expense. This amount therefore is not included in the total purchase price. Pro-forma financial information for this acquisition is not presented because the results of operations of Intranets are not material to the results of operations of WebEx prior to the date of acquisition. The results of Intranets are included in the condensed consolidated financial statements of WebEx prospectively from the closing date of the transaction. Certain adjustments to goodwill may be made to the purchase consideration in the future to adjust original estimates to actual costs incurred.

4. Sales Reserve and Allowance for Doubtful Accounts

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales reserve:
Beginning balance	$4,748	$4,995	$4,631	$4,571
Amounts deducted from revenue	4,022	1,331	9,822	5,756
Amounts written off	(3,291)	(1,879)	(8,974)	(5,880)
Ending balance	$5,479	$4,447	$5,479	$4,447

Allowance for doubtful accounts:
Beginning balance	$562	$1,266	$1,003	$2,266
Amounts charged (credited) to bad debt expense	454	(258)	657	(832)
Amounts written off	(136)	(92)	(780)	(518)
Ending balance	$880	$916	$880	$916

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$5,310	$6,261	$5,634	$6,837
Amounts deducted from revenue / charged (credited) to bad debt expense	4,476	1,073	10,479	4,924
Amounts written off	(3,427)	(1,971)	(9,754)	(6,398)
Ending balance	$6,359	$5,363	$6,359	$5,363

5. Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments and unrealized gains on investments as follows (in thousands):

TOC

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income	$12,675	$11,818	$39,406	$32,104
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	83	(982)	358	197
Unrealized (loss) gain on investments	(476)	66	(540)	125
	(393)	(916)	(182)	322
Comprehensive income	$12,282	$10,902	$39,224	$32,426

6. Goodwill and Intangible Assets, net

Amounts booked to goodwill during the period are as follows (in thousands):

Amount
Balance, December 31, 2004	$1,822
Goodwill acquired during the period	26,301
Goodwill adjustments related to CyberBazaar acquisition	462
Balance, September 30, 2005	$28,585

During the third quarter of 2005, WebEx acquired Intranets, which resulted in the Company recording $26.3 million of goodwill. See note 3 for further details.

The goodwill adjustments shown in the table above relate to pre-acquisition tax contingencies of $462,000 related to the acquisition in April 2004 of CyberBazaar, which WebEx later renamed WebEx Communications India Pvt. Ltd. These tax contingencies were recorded in the second quarter of 2005, as they were determined to be both probable and estimable and are now reserved in the full amount of the asserted and unasserted claims. An additional income tax liability was recorded and goodwill related to the WebEx India acquisition was increased from $1.8 million to $2.3 million. In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2004 and determined that the carrying amount of goodwill was not impaired.

Intangible assets, net, as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$9,120	$(314)	$8,806	$312	$(143)	$169
Intellectual property rights	4,326	(1,900)	2,426	4,326	(1,644)	2,682
Trade names and domain names	1,556	(194)	1,362	318	(149)	169
Customer related intangibles	5,123	(382)	4,741	672	(282)	390
Total purchased intangible assets	$20,125	$(2,790)	$17,335	$5,628	$(2,218)	$3,410

Amortization expense of intangible assets was $335,000 and $572,000 for the three and nine months ended September 30, 2005 and $185,000 and $225,000 for the three and nine months ended September 30, 2004. Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which ranges from 3-10 years.

TOC

  Future amortization expense of existing intangibles will be as follows (in thousands):

Fiscal year:	Amortization Expense

2005 (Remaining 3 months)	$882
2006	3,479
2007	3,359
2008	3,269
2009	3,173
Thereafter	3,173

Total	$17,335

7. Commitments and Contingencies

Contractual Obligations

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase obligations by year and in the aggregate, as of September 30, 2005, are as follows (in thousands):

	Remaining three months of 2005	2006	2007	2008	2009	2010 and after	Total

Operating leases obligations	$1,634	$5,932	$5,701	$6,317	$5,891	$19,047	$44,522
Purchase obligations	8,692	1,333	633	35	—	—	10,693
Other commitments	—	458	—	—	—	—	458
Total	$10,326	$7,723	$6,334	$6,352	$5,891	$19,047	$55,673

With the acquisition of Intranets in September 2005, WebEx assumed a lease obligation for office space occupied by Intranets in Burlington, Massachusetts. The lease term is for approximately 66 months which commenced in January 2005. Future minimum lease payments under the life of the lease total $2.7 million. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit is treated as restricted cash and included in other non-current assets in the condensed consolidated balance sheets.

In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in 2008, which is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.3 million including the construction of leasehold improvements for no additional payments by the Company, and payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. Lease incentives received have been accounted for as capitalized assets and are amortized over the lease term. The lease requires a security deposit of $4.0 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line. Rent expense is being recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases, the amount of space occupied at any time, and the incentives provided by the lessor, and results in the same amount of rent expense per square foot occupied in all periods during the lease term.

At September 30, 2005, WebEx had purchase commitments totaling approximately $10.7 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months.

TOC

In December 2004, the Company entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were each to pay equal amounts to fund certain research and development projects to be managed jointly by WebEx and HKUST. In December 2004 and April 2005, WebEx paid $500,000 and $318,000, respectively, in cash pursuant to the agreement, which was fully expensed to research and development expense, and has future payment obligations under the agreement totaling $458,000. The future payment obligations are included in “Other commitments” in the table above. WebEx will obtain sole ownership of any intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. The parties have not yet entered into any such agreement regarding proceeds. The agreement provides for termination of the agreement and modification of the projects, schedule and funding under certain circumstances. WebEx has entered into discussions regarding future funding of this agreement.

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2006. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of September 30, 2005, the Company had no outstanding borrowings under the credit line, but did have a $4.0 million letter of credit issued under the line as security for the headquarters lease.

Other

WebEx does not currently collect sales tax from customers in the United States and believes the services it provides are exempt from sales tax.  Although WebEx has had communications with state tax authorities relating to the subject of sales tax, no tax authorities are currently attempting to collect such taxes from WebEx.  However, it is possible in the future that tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx were found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties.  WebEx believes that such taxes, interest and penalties, if any, are not estimable at this time.

8. Significant Customer Information and Segment Reporting

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

TOC
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to enhance the quality and variety of real-time communications, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, expected expenses including those related to sales and marketing, research and development and general and administrative, our ability to collect additional insurance proceeds from our carrier relating to losses from a fire at our Amsterdam headquarters in Europe, our beliefs regarding the health and growth of the market for our web conferencing services, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and distribution partners for existing and new services, the impact of distribution partner practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of distribution partners to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in “Factors that May Affect Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Business, Principal Products, Locations. We offer several real-time, interactive, collaborative multimedia web communications services. These services allow end-users to conduct online meetings, share software applications, documents, presentations and other content online, and participate in large-scale events or programs over the Internet using a standard web browser. Because our services enable users to share voice, data and video with others in remote locations, we believe we can enhance the quality and variety of real-time communications compared to traditional telephone communications. Our services enable users to engage in rich-media, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient.

Historically and currently, our principal product offering has been real-time web conferencing and various related and enhanced collaborative web communications services. We also refer to our web communication services which are designed for specific uses, such as training, events, support and sales uses, as web applications.

Our web applications run on our underlying WebEx MediaTone Network. The WebEx MediaTone Network is a private, switched, web-based network that is designed to deliver scalable, secure and managed real-time communications services by capturing screen data from a meeting presenter’s computer, translating that information into a proprietary format, and routing that information over the Web through WebEx switching clusters to the meeting session participants. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver advanced communications capabilities to hundreds or even thousands of computers simultaneously regardless of location across a wide variety of platforms, computer operating systems, devices, browsers—in both wired and wireless configurations.

Our current business focus is to continue to enhance and market our various web communications services, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network. We offer the following services: WebEx Meeting Center, WebEx Meeting Center Pro, WebEx Training Center, WebEx Event Center, WebEx Enterprise Edition, WebEx Sales Center, WebEx Support Center, WebEx SMARTtech, WebEx Presentation Studio, WebEx PCNow (formerly known as MyWebExPC) and our newest service, WebEx MeetMeNow, which was launched in October 2005. For many of our services, integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

TOC

In addition to offering real-time web communications services, we have recently added to our service offerings a set of asynchronous collaboration services. These services, and the technology underlying them, were acquired in connection with our September 2005 acquisition of Intranets.com, a privately-held company headquartered in Burlington, Massachusetts. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums and contact directories. Each individual may access these shared resources at a time that is convenient for him or her, but may communicate with others in the group by actions such as reviewing and modifying documents, posting additional documents, sending and responding to task assignments, scheduling meetings and events, and updating database entries. These capabilities expand WebEx’s offerings and enable us to provide a more comprehensive suite of collaboration services. These new services are offered in the same manner as our web communication services, that is, provided as a service over the web and accessed through the user’s browser, without any requirement for the customer to purchase, install and manage their own hardware and software. This broad suite of services is being marketed under the name WebEx WebOffice.

Our corporate headquarters is located in Santa Clara, California, and we have network operations facilities located in the cities of Mountain View, California, Denver, Colorado and Ashburn, Virginia. We also have a wholly-owned, U.S.-based subsidiary located in Burlington, Massachusetts as a result of the Intranets acquisition. We have changed the name of this subsidiary to WebExOne, Inc.

In addition to our WebExOne subsidiary, which itself has a subsidiary in Japan, we have several non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands, we have employees or consultants engaged in sales and, in some cases, network maintenance activities. In several of these countries, we have established network operations facilities. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites. Our India subsidiary, WebEx Communications India Pvt. Ltd., was primarily an audio conferencing company prior to our acquiring it in 2004, but it also sold WebEx services as a WebEx distribution partner. Since the acquisition, we have continued to operate the legacy audio conferencing business while also pursuing the web conferencing market in India.

Revenue and Cash-Generation Models. We sell our services directly to customers, which in the third quarter of 2005 accounted for approximately 84% of our revenue, or $65.6 million. We also sell our services indirectly through our distribution partners that buy and resell our services, which sales in the third quarter of 2005 accounted for approximately 16% of our revenue, or $13.0 million. With these types of distribution partners, whom we also generally refer to as resellers, we sell to and contract directly with the distribution partner, and revenue is recognized based on net amounts charged to the distribution partner. We also have another type of distribution partner—a distribution partner that acts as our sales or referral agent. When a sale is made from us to a customer through the efforts of this kind of distribution partner, the distribution partner receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we include the revenue received by us within the broad category of revenue received from services sold directly to customers. We enter into distribution relationships, either reseller or referral agent, so that we can increase total revenue by obtaining more customers than we could obtain through our direct sales efforts alone.

The majority of our revenue is currently generated based on a committed subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which in the typical case enables the customer to have up to a set number of total minutes to utilize our services during a particular month. For minutes-based subscriptions, we have expanded our customer offerings from the monthly minutes-based commitment offering to include quarterly, semi-annual and annual minutes-based commitment offerings. With any of these committed subscription offerings, the customer sometimes also pays overage fees, in addition to the committed subscription price. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes-based subscription pricing model uses more than its commitment.

We also offer “flat-rate” priced services, meaning that the customer pays a set price per month which is not influenced by usage or subject to overage fees. One of our flat-rate offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. Our flat-rate offering is another of our committed subscription offerings.

TOC

We have recently introduced two new flat-rate offerings, targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a monthly subscription to a web conferencing service. The second flat-rate offering is our new WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans. We refer to the revenue associated with our various flat-rate subscription arrangements, together with the revenue from our ports subscription and minimum minutes subscription arrangements, as committed revenue.

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include: certain distribution partner arrangements, customer overage fees for above-the-contract-limit use of ports or minutes, most types of telephony charges, and individual pay-per-use services purchased directly from our website. A majority of revenue received from our telecommunications partner arrangements is usage based. As previously discussed, overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

We typically bill our customers monthly and on open account. For concurrent-user, named-host and monthly minutes-based commitment subscription customers, the customer is billed monthly in advance based on the monthly subscription amount stated in the customer agreement. For these customers, additional usage beyond the monthly subscription quantity, or overage, is billed in arrears based on the actual amount of such overage. For quarterly, semi-annual and annual minutes-based subscription customers, all monthly billing is in arrears and based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, the customer is billed for the remaining amount of the contractual commitment not previously billed.

Market Opportunities, Related Challenges and Our Responses. We believe the market for web communications services, and particularly web conferencing and web application services, to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology, or IT, spending and employee travel. In light of increased IT budget constraints reportedly faced by many companies and particularly small companies or self-employed individuals, we believe a cost-saving decision is to hire an external web conferencing and web applications vendor to meet a company’s needs, rather than undertaking the capital and personnel spending necessary to construct and maintain an internal company or home office network. Additionally, as a result of increasing fuel prices and travel costs, we believe companies may decide that web conferencing and web applications usage can reduce costs and obviate the need to travel to conduct business, conduct training, provide support or participate in large-attendee events.

Another trend favoring the projected growth of the web conferencing and related web applications market is the relative infancy of the market. The adoption of this market may follow a pattern similar to that which has been observed with other computer-related technologies. According to this pattern, the first users can be grouped into a category called early adopters—a relatively small percentage of potential users who first discover and are able to understand and make use of a new technology. If the product seems useful, a second wave of users may arise which is often many times larger than the number of early adopters. In the usual case, this larger number of users materializes because of workplace usefulness: employers start to understand the utility of the technology in the workplace and encourage or require employee usage of the technology. Eventually, if the utility of the technology is compelling enough, the technology may become a staple of most workplaces and the technology is deemed mainstream. Under this adoption pattern, the greatest growth in the market occurs during this migration from second wave to mainstream usage. One such example of this adoption pattern is usage of the desktop computer during the 1980s. Another example is usage of word processing software associated with the desktop computer during the 1990s. In each instance, time required to migrate from the early adoption phase to the mainstream phase exceeded ten years.

With some technologies, the adoption pattern described above does not materialize fully. If a technology has experienced early-adopter or second wave usage but then proves not as useful as first believed or touted, or if an alternative technology emerges, that technology may never progress to mainstream use. We believe that, at present, the web conferencing and related web applications market appears to be in either a very late early adopter or an early second wave phase. Usage of the technology has penetrated many worldwide corporations, but with many of these customers, this penetration is in only one or a few divisions or departments of the corporation and thus the percentage of employee users is still fairly low. So, there may remain ahead for web conferencing and web applications the critical transition period from second wave to mainstream adoption, where we believe the annual rate of growth of usage would exceed previous rates of growth. However, there can be no assurance that web conferencing will progress to mainstream use, and in fact usage of web conferencing could regress.

TOC

There exist a number of challenges to the projected market growth scenario for web conferencing and web application services. One is a concern, actual or perceived, about security. As the universe of corporate activities that can be conducted in a web conference or with a web application expands, more and more of these activities will embrace sensitive corporate or government financial data, plans, projects or other proprietary information. If web conferencing and web application technologies do not have embedded within them adequate security protections so that the contents of a web conference or application will remain private among the participants, usage may not grow as projected. Moreover, to the extent that there occur publicized incidents of security breaches associated with usage of a web conferencing or web application technology, regardless of which vendor is involved, the security-related concerns of would-be users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

Another challenge to broad adoption of web conferencing or web application services is general acceptance of this mode of communication as a normal part of business activity. Individuals may not feel comfortable using the technology, or they may prefer traditional means of communicating such as the telephone or face-to-face meetings. Broad adoption of web conferencing will require users to incorporate the use of this technology as part of their normal business activity.

Industry-Wide Factors Relevant to Us. The web communications services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing products and services such as Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit, Raindance, Macromedia, which in April 2005 announced that it had signed a definitive agreement to be acquired by Adobe Systems, and Centra Software, which in October 2005 announced that it had signed a definitive agreement to be acquired by Saba. In addition to the above competitors, certain of our distribution partners offer competitive web conferencing, web application and other collaborative web communications services.

Competition from Microsoft for the web conferencing and web applications markets may adversely affect us. Microsoft has become a more active participant in these web communications services markets since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. Microsoft in March 2005 announced certain improvements to the Live Meeting service and other product developments.

In the software services segment of the web applications market, Microsoft in mid-2005 announced the acquisition of collaboration software provider Groove Networks. In November 2005, Microsoft introduced its Microsoft Office Live offering, described in the preview announcement as a set of Internet-based software services. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integrations of competitive functionality with other communication and collaboration offerings, including the contributions of the former Groove Networks entity’s communication and collaboration-related intellectual property assets, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

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

TOC

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements. We believe that there are a number of accounting policies that are critical to understanding our historical and future performance. These significant accounting policies relate to revenue recognition, sales reserves, allowance for doubtful accounts, income taxes and goodwill and intangible assets. The policies, and our procedures related to these policies, are described in detail below.

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

TOC

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the last eight quarters ended September 30, 2005 (Dollars in thousands):

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Sales reserve:
Beginning balance	$4,748	$4,387	$4,631	$4,447	$4,995	$4,682	$4,571	$4,618
Amounts deducted from revenue	4,022	3,179	2,621	2,518	1,331	2,309	2,115	1,919
Amounts written off	(3,291)	(2,818)	(2,865)	(2,334)	(1,879)	(1,996)	(2,004)	(1,966)
Ending balance	$5,479	$4,748	$4,387	$4,631	$4,447	$4,995	$4,682	$4,571

Allowance for doubtful accounts:
Beginning balance	562	$845	$1,003	$916	$1,266	$1,649	$2,266	$2,733
Amounts charged (credited) to bad debt expense	454	(34)	237	231	(258)	(135)	(439)	(268)
Amounts written off	(136)	(249)	(395)	(144)	(92)	(248)	(178)	(199)
Ending balance	$880	$562	$845	$1,003	$916	$1,266	$1,649	$2,266

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$5,310	$5,232	$5,634	$5,363	$6,261	$6,331	$6,837	$7,351
Amounts deducted from revenue / charged (credited) to bad debt expense	4,476	3,145	2,858	2,749	1,073	2,174	1,676	1,651
Amounts written off	(3,427)	(3,067)	(3,260)	(2,478)	(1,971)	(2,244)	(2,182)	(2,165)
Ending balance	$6,359	$5,310	$5,232	$5,634	$5,363	$6,261	$6,331	$6,837

Gross accounts receivable	$49,894	$46,296	$39,757	$38,072	$34,694	$32,918	$29,198	$28,251

Sales reserve as a percentage of gross accounts receivable	11.0%	10.2%	11.0%	12.2%	12.8%	15.2%	16.1%	16.2%

Allowance for doubtful accounts as a percentage of gross accounts receivable	1.8%	1.2%	2.1%	2.6%	2.6%	3.8%	5.6%	8.0%

Total receivable reserves as a percentage of gross accounts receivable	12.7%	11.5%	13.1%	14.8%	15.4%	19.0%	21.7%	24.2%

TOC

Income Taxes. We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers. Deferred tax assets and liabilities are also determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded. For the nine months ended September 30, 2005, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $438,000 for the balance of the year, which was accounted for as a credit to additional paid-in capital.

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

TOC

Results of Operations

Net Revenues (Dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net revenues	$78,553	$63,968	$224,736	$181,440
Increase, period over period	$14,585		$43,296
Percentage increase, period over period	23%		24%

Net revenues increased 23% and 24% in the third quarter and first nine months of 2005, respectively, compared to the corresponding prior year periods due primarily to growth in our domestic and international subscriber customer base and increased usage of existing and new service products. By the end of September 2005, the number of customers in our subscriber base had grown by more than 20% from the end of September 2004. During the third quarter of 2005, we recorded non-recurring revenue from a project with the U.S. Department of Defense (“DOD”). This revenue is in addition to our commercial managed service contract with the DOD. We recorded revenue of $1.35 million related to this arrangement. In addition, we recorded $704,000 of revenue related to Intranets, which was acquired during the third quarter of 2005.

One of the measurement tools, or metrics, which we use to help forecast future revenue is what we refer to as monthly revenue rate (“MRR”). We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of September 2005, excluding Intranets, were approximately $19.2 million and our average monthly-uncommitted revenue in the quarter ended September 30, 2005, excluding Intranets, was $7.3 million. Thus our monthly revenue rate exiting September 2005 was $26.5 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter's revenue, the actual revenue in the next quarter is impacted by many factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii) usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events and other non-recurring revenues that are not included in MRR, (v) partner commitment fees in deferred revenue, and (vi) sales reserve adjustments. Certain revenue elements not included in MRR have been declining in recent quarters due to changes in our business practices. For example, due to recent changes in our sales compensation plans, our sales employees, where permitted to give customer discounts, have been more apt than previously to give discounts on the set-up fee portion of a customer’s payment obligation and less apt than previously to give discounts on the monthly subscription, or MRR, portion of the customer’s payment obligation. Also, we now less frequently require a prepaid commitment from a distribution partner than we previously did. On the other hand, customer credits, which are among the factors outside of MRR which operate to reduce our revenue, have increased in the most recent three quarters. Also, quarterly minutes-based subscriptions have been increasing. While quarterly minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly billing period.

Another metric we have been using to analyze customer losses and to help forecast future revenues is monthly average lost subscription MRR. The lost subscription MRR metric covers our subscription revenues lost--not only revenues lost because of customer terminations but also revenues lost because existing customers have reduced their subscription amounts, have switched to a lower-priced subscription offering of ours such as a flat-rate offering, or have elected to terminate their subscriptions in favor of purchasing on an uncommitted basis from our partners. This lost subscription MRR metric is defined as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts (including reduced customer subscriptions and customers switching to partners) during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter (including reduced customer subscriptions and customers switching to partners). We have calculated and evaluated lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended September 30, 2005 excluding Intranets was 2.0% per month. The following table shows our MRR, and lost subscription MRR, for the five quarters ended September 30, 2005 (in millions):

TOC

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Uncommitted usage - monthly average during the quarter	$7.3	$7.7	$7.0	$6.2	$6.0
Contracted subscriptions at the end of the quarter	19.2	18.3	17.4	16.8	15.9
Total MRR	$26.5	$26.0	$24.4	$23.0	$21.9
% of subscription MRR lost	2.0%	1.7%	2.0%	1.9%	1.8%

Beginning in the third quarter of 2005, we are using a new metric to calculate customer losses. We are calling this new metric our lost subscription customer ratio. This metric is somewhat analogous to customer churn in the telecommunications business. This lost customer ratio will be based on customer count and will be calculated as the quotient obtained from the following: (i) the average monthly number of lost customers (including customers who have switched their purchases of our services from us directly to our partners) during the quarter, divided by (ii) our total number of customers at the end of the last month of the quarter plus the average monthly number of lost customers during the quarter (including customers who have switched their purchases of our services from us directly to our partners). Like lost subscription MRR, we will be calculating and evaluating lost customer ratio on a quarterly basis. Our lost subscription customer ratio for the three months ended September 30, 2005 excluding Intranets was 1.9% per month. The following table shows our lost customer ratio for the five quarters ended September 30, 2005:

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Lost subscription customer ratio percentage	1.9%	1.9%	2.0%	1.9%	1.3%

Cost of Revenues

Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows (Dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Cost of revenues	$14,491	$11,018	$39,152	$30,927
Percentage of net revenues	18%	17%	17%	17%
Increase, period over period	$3,473		$8,225
Percentage increase, period over period	32%		27%

Cost of revenues increased 32% and 27% during the third quarter and first nine months of 2005, respectively, as compared to the corresponding prior year periods due primarily to increases in the costs for delivering existing and new services to more domestic and international customers, additions to our technical staff to support our installed base of customers, and expenditures to expand and improve our worldwide network. During the third quarter of 2005, we recognized costs related to the non-recurring DOD arrangement in the amount of $1.2 million. Also, during the third quarter of 2005 we acquired Intranets, which resulted in the recording of purchased intangible assets including developed technology, which is amortized into cost of revenues. In the third quarter, the amortization related to the developed technology from Intranets was approximately $108,000.

Sales and Marketing

Sales and marketing expense consists of personnel costs, including commissions, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows (Dollars in thousands):

TOC

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales and marketing	$25,640	$21,200	$74,487	$62,501
Percentage of net revenues	33%	33%	33%	34%
Increase, period over period	$4,440		$11,986
Percentage increase, period over period	21%		19%

Sales and marketing expense increased 21% and 19% during the third quarter and first nine months of 2005, respectively, as compared to the corresponding prior year periods due primarily to increased spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. In February 2005, we experienced a fire at out Amsterdam headquarters, which resulted in additional expenses of $1.1 million. During the third quarter of 2005, we received $549,000 from our insurance carrier in connection with this loss, which is recorded as a reduction to sales and marketing expense in the third quarter. We anticipate additional recovery from our insurer during either the fourth quarter of 2005 or first quarter of 2006. This amount will be recorded as a reduction to sales and marketing expense during the period in which the recovery occurs.

Research and Development

Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows (Dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Research and development	$12,565	$9,122	$33,614	$24,602
Percentage of net revenues	16%	14%	15%	14%
Increase, period over period	$3,443		$9,012
Percentage increase, period over period	38%		37%

Research and development expense increased 38% and 37% during the third quarter and first nine months of 2005, respectively, as compared to the corresponding prior year periods due primarily to increases in personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products including increases in the number of such personnel in WebEx China. To a lesser extent, in connection with the acquisition of Intranets in the third quarter of 2005, we recorded $307,000 to in-process research and development (“IPR&D”). The IPR&D balance was immediately expensed in the period the acquisition was completed as the project associated with the IPR&D had not yet reached technological feasibility and no future alternative uses existed for the technology.

General and Administrative

General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows (Dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
General and administrative	$6,728	$4,419	$17,803	$12,856
Percentage of net revenues	9%	7%	8%	7%
Increase, period over period	$2,309		$4,947
Percentage increase, period over period	52%		38%

TOC
General and administrative expense increased 52% and 38% during the third quarter and first nine months of 2005, respectively, as compared to the corresponding prior year periods due primarily to increased spending on employee-related expenses, increased professional service expenses, and an increase in bad debt expense. Bad debt expense was $454,000 in the three months ended September 30, 2005 compared to a credit of $258,000 in the three months ended September 30, 2004. Bad debt expense was $657,000 in the nine months ended September 30, 2005 compared to a credit of $832,000 in the nine months ended September 30, 2004. The expense in 2005 was due to an increase in revenue coupled with a relatively flat calculated potential percentage of future credit losses. Future credit losses are based on trended historical losses.  In 2004, the trend in historical loss percentage decreased sharply compared to prior quarters resulting in a credit to expense from the bad debt allowance to adjust the reserve to the calculated potential future credit loss requirements.

Equity-based compensation

Equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of incentive stock options granted to employees and expenses related to issuance of common stock options to non-employees. Deferred equity-based compensation represents the difference between the exercise price of the stock options granted to employees and the fair value of common stock at the time of those grants. Equity-based compensation expense decreased $63,000 and $437,000 to an immaterial expense for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods ended September 30, 2004. The relative decrease for the three and nine months ended September 30, 2005 was due to the vesting of employee awards and the effects of the fluctuations in our stock price on the recognition of expense on options granted to non-employees. Equity-based compensation expense related to the unvested portion of non-employee options is impacted by changes in our stock price and will fluctuate accordingly. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net

Interest and other income, net consists of net investment income, interest income and expense, and other expenses. Interest and other income, net was $1.6 million and $4.9 million for the third quarter and first nine months of 2005, respectively, and $172,000 and $717,000 for the third quarter and first nine months of 2004. The increase in interest and other income, net in both periods is due primarily to increased interest income from greater cash and investments balances and higher interest rates. To a lesser extent, in the first nine months of 2005, gains from currency exchange as a result of currency transactions in other than the functional currency of our foreign subsidiaries also contributed to the increase.

Provision for income taxes

We recorded a provision for income taxes of $8.1 million for the three months ended September 30, 2005 and a provision for income taxes of $25.2 million for the nine months ended September 30, 2005 based on our estimated effective tax rate for full year 2005 of 39.0%. Our effective tax rate for 2005 is higher than 2004 primarily because the 2004 rate included a component for valuation allowance and the benefit of equity based compensation. We expect to continue to use net operating loss carryforwards to offset U.S. taxable income in 2005; however, the utilization is now limited on an annual basis based on Section 382 of the Internal Revenue Code. For the nine months ended September 30, 2005, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $438,000 for the balance of the year, which was accounted for as a credit to additional paid-in capital.

Net income

As a result of the foregoing, net income increased $857,000 to $12.7 million for the three months ended September 30, 2005 and $7.3 million to $39.4 million in the first nine months of 2005 as compared to the corresponding prior year periods.

Liquidity and Capital Resources

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	$53,101	$48,758
Net cash used in investing activities	(115,565)	(60,642)
Net cash provided by financing activities	8,149	14,523
Net (decrease) increase in cash and cash equivalents	$(54,315)	$2,639

TOC
We have generated net positive cash flow from operations since the third quarter of 2002. We anticipate cash flow from operations will be sufficient to fund our current operations as well as fund future expansion. As of September 30, 2005, cash, cash equivalents and short-term investments were $194.8 million.

Operating Activities

Net cash provided by operating activities increased $4.3 million in the first nine months of 2005 as compared to the corresponding prior year period. Net cash provided by operating activities increased due primarily to increased net income of $7.3 million, adjusted for non-cash reconciling items of $12.9 million in provisions for doubtful accounts and sales reserve, tax benefits on stock plans and depreciation and amortization. Cash provided by operations was offset in part by increases in accounts receivable of $8.1 million and declines in accounts payable of $6.2 million. Accounts receivable increases are due primarily to continued growth in sales, a change in the method of recording cash in transit, and to a lesser extent the acquisition of Intranets in September 2005.

Investing Activities

Net cash used in investing activities increased $54.9 million in the first nine months of 2005 as compared to the corresponding prior year period. Net cash used in investing activities increased due primarily to cash used for the acquisition of Intranets in the third quarter of 2005 in the amount of $40.0 million, net of cash acquired, as well as an increase in net investment purchases of $36.7 million compared to the corresponding prior period. Cash used in investing activities was offset in part by decreases in capital purchases of $16.5 million during the first nine months of 2005. The purchase of property and equipment during the first nine months of 2005 are due primarily to capital expenditures for equipment, hardware and software used in our MediaTone Network. During the first nine months of 2004, we acquired land and building for our new network operating center.

Financing Activities

Net cash provided by financing activities decreased $6.4 million in the first nine months of 2005 as compared to the corresponding prior year period. Net cash provided by financing activities decreased due primarily to increased share repurchases of $14.2 million, offset in part by an increase in proceeds received from issuances of common stock under employee stock programs of $7.8 million. Under the share repurchase program, which our board of directors authorized in July 2004 for an 18 month duration and which leaves to management discretion whether and to what extent shares are repurchased during that period, a maximum of $40.0 million in shares of our common stock may be repurchased. As of September 30, 2005, approximately $25.8 million had been used to repurchase approximately 1,157,000 shares of our common stock.

In September 2005, we acquired all of the outstanding stock of Intranets, a privately held company. This acquisition is intended to expand the WebEx offering into the small to medium business market as well as enhance cross selling of Intranets asynchronous services into the WebEx marketplace. The purchase consideration was approximately $42.7 million, paid in cash, and includes direct transaction costs. We paid $40.0 million, net of cash acquired, related to the acquisition during the third quarter of 2005 and additional payments of approximately $2.7 million are to be paid after one year, subject to continued employment of certain senior managers of Intranets. See note 3 to our condensed consolidated financial statements for further information.

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement expires June 15, 2006. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of September 30, 2005, we had no outstanding borrowings under the credit line, but we did have a $4.0 million letter of credit issued under the line as security for our headquarters lease.

We lease office facilities under various operating leases that expire through 2014. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California, that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in 2008, which are included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

With the acquisition of Intranets in September 2005, we assumed a lease obligation for office space occupied by Intranets in Burlington, Massachusetts. The lease term is for approximately 66 months which commenced in January 2005. Future minimum lease payments under the life of the lease total $2.7 million. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit is treated as restricted cash and included in the condensed consolidated balance sheets in other non-current assets.

TOC

In December 2004, we entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were each to pay equal amounts to fund certain research and development projects to be managed jointly by WebEx and HKUST. In December 2004 and April 2005, we paid $500,000 and $318,000, respectively, in cash pursuant to the agreement, which was fully expensed to research and development expense, and we have future payment obligations under the agreement totaling $458,000. The future payment obligations are included in “Other commitments” in the table below. We will obtain sole ownership of any intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. The parties have not yet entered into any such agreement regarding proceeds. The agreement provides for termination of the agreement and modification of the projects, schedule and funding under certain circumstances. We have entered into discussions regarding future funding of this agreement.

As of September 30, 2005, our material purchase commitments, including those for telecommunication lines and data services, equipment and software and construction of leasehold improvements at new leased facilities, totaled $10.7 million. The majority of the purchase commitments are expected to be settled in cash within 12 months.

We expect that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next 12 months. We generated cash from operations in the most recent quarter and since the third quarter of 2002. We anticipate that we will continue to generate cash from operations for at least the next 12 months and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expense levels in part on our expectations of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Long Term Contracts

The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Remaining three months of 2005	2006	2007	2008	2009	2010 and after	Total
Operating leases obligations	$1,634	$5,932	$5,701	$6,317	$5,891	$19,047	$44,522
Purchase obligations	8,692	1,333	633	35	—	—	10,693
Other commitments	—	458	—	—	—	—	458
Total	$10,326	$7,723	$6,334	$6,352	$5,891	$19,047	$55,673

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

Because of the emerging nature of the market for web communications services, and because of the uncertain impact of competition, our quarterly revenue and operating results may fluctuate from quarter to quarter and may vary from publicly announced quarterly or annual financial guidance. In addition, a significant percentage of our total revenue is derived from usage-based pricing which varies with the amount of services our customers use. Because that portion of our revenue varies depending on customer usage, it is more difficult to predict than our subscription-based pricing.

TOC

Our dominant pricing model has been a committed-subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which in the typical case enables the customer to have up to a set number of total minutes to utilize our services during a particular month. For minutes-based subscriptions, we have expanded our customer offerings from the monthly minutes-based commitment offering to include quarterly, semi-annual and annual minutes-based commitment offerings. With any of these committed subscription offerings, the customer sometimes also pays overage fees, in addition to the committed subscription price. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes-based subscription pricing model uses more than its commitment.

We also offer flat-rate priced services, meaning that the customer pays a set price per month which is not influenced by usage or subject to overage fees. One of our flat-rate offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering,, with the named host offering there are effectively no overage fees. Our flat-rate offering is another of our committed subscription offerings.

We have recently introduced two new flat-rate offerings targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a monthly subscription to a web conferencing service. The second flat-rate offering is our new WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans. We refer to the revenue associated with our various flat-rate subscription arrangements, together with the revenue from our ports subscription and minimum minutes subscription arrangements, as committed revenue.

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include: certain distribution partner arrangements, customer overage fees for above-the-contract-limit use of ports or minutes, most types of telephony charges, and individual pay-per-use services purchased directly from our website. A majority of revenue received from our telecommunications partner arrangements is usage based. As previously discussed, overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

For the quarter ended September 30, 2005, usage-based revenue was approximately 28% of our total revenue. The various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict. Although the uncommitted revenue percentage of our overall revenue was lower in the third quarter of 2005 than in recent quarters, in the quarters immediately preceding the third quarter of 2005 the uncommitted revenue percentage of total revenue had been rising, a trend that if it resumes in future quarters would increase the unpredictability of our total revenue.

A number of other factors could also cause fluctuations in our operating results.

Factors outside our control include:

-	our distribution partners’ degree of success in distributing our services to end-users;

-	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

-	changes in offerings, sourcing or pricing policies of our competitors and our distributors;

TOC

-	market acceptance of our services;

-	the growth rate of the market for web communications services generally and particularly for web conferencing and web application services; and

-	a trend toward lower average per-minute prices in the telecommunications sector generally.

Factors within our control include:

-	our ability to develop, enhance and maintain our web communications network in a timely manner;

-	the mix of services we offer, and our introduction of new and enhanced web conferencing and web application services;

-	our ability to attract and retain customers;

-	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

-	changes in our pricing policies.

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

One of our subscription-based offerings, the named host offering, is the choice of an increasing percentage of our subscription-based customers, both new and existing, because of its lower price relative to our other committed subscription offerings. This customer purchasing trend could reduce our revenue unless and until the volume of additional customers makes up the difference.

A number of our new and existing customers are selecting our named host offering. Because the amount we charge for a named host is less than the amount we charge for a concurrent user, we often get less revenue from customers who select the named host pricing model than we have historically from our concurrent user customers. In addition, we generally do not receive overage revenue under the named host model. This loss of subscription and overage revenue may be offset in the future if named host customers increase the number of named hosts they subscribe to or if the number of customers increase due to the availability of this lower-priced model. If neither of these trends occur, our operating results will be negatively affected.

We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization, on our network infrastructure and on upgrading leased facilities such as our European headquarters. Examples of substantial financial outlays and commitments made during the past eighteen months include our purchase of a building in Mountain View, California which now serves as one of our primary network operating center facilities, and our signing a ten-year lease for space in a Santa Clara, California building which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce, proportionately, our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and, therefore, our operating results could suffer.

TOC

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our monthly average lost subscription MRR, a measurement tool we have used historically as a measure of subscription-based revenues we have lost, was 2.0% for the quarter ended September 30, 2005. Another measurement of customer losses which we have begun using, lost subscription customer ratio, was 1.9% for the quarter ended September 30, 2005. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower, such as switching from a concurrent user or minimum minutes offering to a named host offering. The reasons why a customer would cancel use of our services have included the pricing of our service offerings, the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. Because our installed base of customers has grown larger each quarter, if our lost subscription MRR stays at a constant percentage rate, the actual revenue loss in terms of dollars will increase over time. As a result, it may be necessary to invest additional dollars in sales and marketing in order to compensate for this increase in lost revenue or to invest in the development or acquisition of new offerings with which we experience less MRR loss. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers and the additional expense associated with acquiring new customers or developing or acquiring new products could harm our business and operating results.

Our business and operating results may suffer if we fail to establish distribution relationships, if our distribution partners struggle in their businesses or otherwise do not successfully market and sell our services or devote greater efforts to the products and services of competitors, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of September 30, 2005, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during the third quarter of 2005 accounted for 16% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these distribution partners are per minute or usage-based payments. We cannot anticipate the amount of revenue we will derive from these relationships in the future. We must continue to establish and extend these distribution partnerships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our distribution partners currently do so. Such distribution partners (i) may be forced for financial hardship reasons, or may choose, to devote insufficient resources to marketing and supporting our services, (ii) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the partner’s customers to switch from our services to those of our competitors, or (iii) may be persuaded by a competitor of ours to sever the partner’s distribution arrangement with us and possibly also become the exclusive distribution partner of that competitor. Specifically with regard to the telecommunications-provider distribution channel for web conferencing services which may prove economically significant in the future, our web conferencing competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web conferencing business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our distribution partners do not successfully distribute our services, if we lose existing distribution partners for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web communications services will suffer and our business and operating results will be harmed.

TOC

If one or more of our large distribution partners, particularly one or more of our telecommunications resellers who are in the process of being acquired, were to discontinue a reseller arrangement with us, we may fail to meet quarterly financial expectations.

Our various distribution partner relationships accounted for 16% of our total revenue in the third quarter of 2005. Two of our large distribution partners, telecommunications providers AT&T and MCI, have announced that they are in the process of being acquired by, respectively, SBC Communications and Verizon Communications. If one, or both, or other of our large distribution partners were to discontinue a reseller arrangement with us whether as a result of being acquired by another entity or otherwise, the resulting loss of revenue could cause us to miss, or contribute to our missing, quarterly financial targets.

Our total revenue may suffer if we are unable to manage our distribution relationships successfully to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our distribution partners. We enter into distribution relationships so that we can obtain additional customers through distribution partners that we could not obtain through our direct sales efforts. Under our agreements with our distribution partners, either the distribution partner or WebEx bills the end-user customers. When the distribution partner bills the end-user, we sell the services on a discounted basis to the distribution partner, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the distribution partner, whom in this type of distribution arrangement we refer to as a reseller, and revenue is recognized on amounts charged to the distribution partner. A significant majority of the revenue derived from our distribution partners comes from distribution agreements of this type. We also have distribution arrangements where we, rather than the distribution partner, bill the end user. When we bill the end-user, a percentage of the proceeds generated from the sale of WebEx services is paid to the distribution partner, whom in this type of distribution arrangement we sometimes refer to as a referral agent. Revenue is recognized based on amounts charged to the end-user and amounts paid to the distribution partner are recorded as sales expense. In either case, the revenue received by us when a sale is made by a distribution partner is not as great as it would have been had the sale been made by us directly, for the same volume of WebEx services. To the extent that sales of our services by our distribution partners are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our sales revenue may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from distribution partners who are resellers, our revenue may decrease.

We expect to depend on sales of our standalone WebEx Meeting Center service for a significant percentage of our revenue for the foreseeable future.

Our standalone WebEx Meeting Center service, the service which generates our largest sales revenue, accounted for approximately 38% of our revenue for the quarter ended September 30, 2005. We have developed and are selling other services, such as our Event Center, Training Center, Sales Center, Support Center and Enterprise Edition services, our SMARTtech service, our newly-launched WebEx WebOffice brand of on-demand collaborative web application services, our newly-launched MeetMeNow service, our PCNow service, and our audio conferencing service. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

If our services fail to function, whether because of the large number of participants or because of separate quality-related issues, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, since mid-2002 we have been able to maintain average daily peak usage at under 50% of our data network capacity by adding capacity whenever there is a trend toward increased average daily peak usage. During the quarter ended September 30, 2005, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to increase capacity in our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks, particularly our data network, we may lose customers and be unable to attract new customers and our operating results would be harmed.

TOC

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

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, as well as a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in each of Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of September 30, 2005, approximately 852 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Further, our per-employee productivity is lower in China than it is the United States.

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

TOC

A small part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. Customer payments to us, and payments by us to both our foreign-based vendors and to our foreign-based employees, are generally made in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in each of the following countries: China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

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

Complex software, such as the software underlying our services, often contains defects. We may be forced to delay commercial release of new services or new versions of existing services until problems are corrected and, in some cases, we may need to implement enhancements to correct defects or bugs that we do not detect until after deployment of our services. If we do detect a defect or bug in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

-	damage to our reputation;

-	damage to our efforts to build brand awareness;

-	loss of customers, or loss of or delay in revenue;

-	delays in or loss of market acceptance of our services; and

-	unexpected expenses and diversion of resources to remedy errors.

TOC

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology, which is integrated into our services. For example, we license database, operating system, server and enterprise marketing automation software, billing software, font-rendering technology and voice-over-Internet protocol (VOIP) technology. These third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services, our marketing communications operations, or our online sales operations. This in turn could increase our costs and harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. For example, our worldwide headcount increased from 1,926 at June 30, 2005 to 2,075 at September 30, 2005. This September 30, 2005 total includes 80 former Intranets employees who have remained with Intranets, now known as WebExOne, following the acquisition. We expect to continue to increase our personnel during the remainder of 2005. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, during the next few months we will be transitioning another of our network operations centers from a Denver, Colorado facility to a co-location facility located in Ashburn, Virginia. Separately, we are continuing periodically to update our information technology infrastructure to meet increased requirements for capacity, flexibility and efficiency resulting from the growth of our business. In the event these recently re-deployed or recently-updated systems or technologies do not meet our requirements or are not deployed in a successful or timely manner, our business may suffer. Any failure by us to manage our personnel, facility, or infrastructure growth effectively, or any significant mismanagement by us of resource re-deployment, could disrupt our operations or delay execution of our business plan and could consequently harm our business.

Breaches of our physical or technical security systems, or the security systems of our vendors who partner with us in the delivery of services to customers, may result in violations of our confidentiality and security obligations to our customers, damage to our systems and our reputation, and may endanger the safety of our employees.

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or the security of our vendors or customers. We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers. For example, in connection with customer purchases of our services and with the help of an outside vendor, we process tens of thousands of credit card transactions per month, and any failure in either our or the vendor’s security system to safeguard customer information could result in violations of law or industry standards by us, damage to our customers or damage to our financial performance or reputation. In addition, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. A breach of the physical security of our facilities may endanger the safety of our employees. We may be required to expend significant capital and other resources to further protect against security breaches or to resolve problems caused by any breach, including litigation-related expenses if we are sued.

TOC

Changes in our executive management team may be disruptive to our business.

From time to time there are changes in our executive management team, including the hiring and departure of executives, and the reorganization of responsibilities and personnel. For example, in recent months we have had reorganizations and have hired new executives in our sales, marketing, engineering and product management organizations, which are important areas of our business. Such changes may be disruptive to our business, because the executives and employees reporting to them require time to become fully productive in their new roles and new organizations. Planned changes in the Company’s organization or management may not achieve the expected benefits. In addition, the departure of executives may create temporary voids in leadership in critical areas of the Company. Because of these risks, organizational and management changes may have an adverse impact on our financial performance. We do not have long-term employment agreements or life insurance policies on any of our senior executives.

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

Interruption or malfunction of our internal business processing systems, including a new system we installed during 2004 and a comprehensive database system upgrade we plan to implement during 2006, could result in customer invoicing delays and other disruptions to our revenue-related financial accounting processes.

Our business, which includes thousands of subscription customers and a large number of daily transactions is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. During 2004, we completed deployment of and are now utilizing an internally-developed, proprietary business processing system to capture and record, for billing and financial statement generation purposes, customer usage of our various services. Because we have to rely on our own know-how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the new system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) delays in generating, or inability to generate, customer invoices, (ii) difficulty, or inability, to track the customer usage data needed to generate invoices, (iii) our having to deploy additional resources internally to troubleshoot these invoice and data collection problems and to complete the processing of sales transactions, and (iv) our having to issue credits to certain customers due to discrepancies or disagreements with particular invoices. During the second quarter of 2005, we experienced actual malfunctions of our new business processing system that resulted in an inability to capture certain customer usage data we need to prepare invoices and also resulted in delays in the issuing of invoices to customers. In addition to having installed the business processing system in 2004, during 2006 we plan to install an enhanced version of our internal database system for financial reporting, human resource management and other enterprise resource planning functions. Any material interruption or malfunction associated with the installation or operation of the new database system, including bugs or start-up problems relating to the new system, could result in similar billing, collection, credit-issuance and other revenue-related financial accounting problems. Such interruptions or malfunctions, if they become persistent or large-scale, could harm our customer relationships and, additionally, have a negative effect on our financial reporting and other internal control activities, which could cause us to fail to meet legal and compliance requirements applicable to public companies, which in turn could harm our business.

TOC

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our web communications services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. In 2004 we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web communications services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web communications services or a decrease in their performance, could harm our relationships with our customers and distribution partners. In addition, some of our communications hardware and software are hosted at third-party co-location facilities, and we rely as well on the functional operation of connectivity infrastructure such as fiber provided by third party service providers. These systems and operations, including those of our third party service providers, are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, physical damage to fiber lines or other third party service provider infrastructure, sabotage, computer viruses and intentional acts of vandalism. In addition, third party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur, which would harm our business.

We might have liability for content or information transmitted through our communications services.

Claims may be asserted against us for defamation, negligence, copyright, patent or trademark infringement and other legal theories based on the nature and content of the materials transmitted through our web communications services. Defending against such claims could be expensive, could be time-consuming and could divert management’s attention away from running our business. In addition, any imposition of liability could harm our reputation, could harm our business and operating results, or could result in the imposition of criminal penalties.

Our success depends upon the patent protection of our software and technology.

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 25 issued patents, including eight we acquired in connection with our 2003 acquisition of certain assets of Presenter, Inc., five we purchased in 2004 from NCR Corporation and one that we own as a result of our acquisition of Intranets, now known as WebExOne. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 40 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

TOC

We also rely upon trademarks, copyrights and trade secrets to protect our technology, which may not be sufficient to protect our intellectual property.

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our technology. Our trademarks include: WebEx (word and design), WebEx bifurcated ball logo design, WebEx.com, MyWebEx, MyWebExPC, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Event Center, We’ve Got To Start Meeting Like This, Presentation Studio, WebEx Connect, WebEx Global Watch, WebEx Contact Center, WebEx Access Anywhere, Power Panels, All Time Collaboration, Collaboration Without Limitation, WebExOne, Web Touch, MeetMeNow, PCNow, iPresenter and iPresentation. In addition to these, trademarks owned by our wholly-owned subsidiary WebExOne consist of the following: Web-Enable Your Sales Force, Field.First, Conjoin, and Get Everyone On The Same Page. We also refer to trademarks of other corporations and organizations in this document. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. The holders of such patents could initiate infringement claims against us. Also, in response to an infringement action brought by us, the defendant in such action could file counterclaims against us in the same proceeding or file a separate action against us in a different court. For example, in September 2005, we sued our competitor Raindance in federal district court in the Northern District of California, alleging that Raindance’s web conferencing services infringe nine of our patents. In October 2005, Raindance filed a separate suit against us in federal district court in the Eastern District of Texas, alleging that our services infringe two of Raindance’s patents. We believe Raindance’s claims in the Texas-filed lawsuit are without merit and we intend to vigorously defend ourselves against these claims. The defense of Raindance’s claims and the prosecution of our own claims can be expensive, time-consuming and may divert management attention and engineering resources from their other responsibilities.

In addition, we may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where the facts, applicable law, and other conditions warrant, consider settlement options. Intellectual property claims that may be asserted against us in the future could result in litigation. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

TOC

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses, fail to complement our existing revenue models or harm our operating results.

We may acquire or invest in complementary businesses, technologies or services. For example, in September 2005 we acquired Intranets, a privately-held company which provides web-based collaborative application services primarily to small businesses We have changed the name of this subsidiary to WebExOne, Inc., and the various collaboration services are now marketed and sold under a new brand name we are utilizing called WebEx WebOffice. Operating and integrating newly-acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions in the future, it may be necessary for us to reduce our cash reserves or to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably, successfully integrate the employees, technology, products or services of any acquired businesses into our existing business, or achieve post-integration financial targets established for specific acquisitions. To illustrate, we could fail to successfully manage the newly-acquired WebExOne portion of our business, including such key areas as WebExOne sales activity, WebExOne employee motivation and retention including key WebExOne executives, and the WebExOne service delivery infrastructure. Also, we face possible future integration-related risks such as those associated with transferring the WebExOne service delivery infrastructure from its current platform to our platform which is hostable as part of our MediaTone network. Expenses associated with, and diverted WebEx employee time and energy required in connection with, the integration of a newly-acquired business such as WebExOne, could further harm our operating results. More generally, if we are unable to operate and integrate any newly acquired entities or technologies effectively, including those related to our acquisition of the former Intranets.com entity now renamed WebExOne, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our financial performance.

We must compete successfully in the web communications services market.

The market for web communications services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our web communications services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies, and web conferencing services such as Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit, Raindance, Macromedia, which in April 2005 announced that it had signed a definitive agreement to be acquired by Adobe Systems, and Centra Software, which in October 2005 announced that it had signed a definitive agreement to be acquired by Saba. In addition to the above competitors, certain of our distribution partners offer competitive web conferencing, web application and other collaborative web communications services. Other companies could choose to extend their products and services to include competitive interactive communication offerings in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services in the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. For example, we offer VOIP to customers seeking that option for the audio portion of their web conferencing service activity, which puts us in competition with increasing numbers of low cost providers of VOIP products and services of ever-increasing quality. One or more of these competitors may offer a sufficiently low-cost, feature-attractive, audio-centric VOIP offering that, though not a web conferencing offering, might divert business away from us, or one or more of these competitors might themselves leverage their experience in the VOIP segment of web communications to develop and market a webconferencing or web application product or service of their own. Finally, our revenues and market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.

Competition from Microsoft for the web conferencing and web application markets, from other vendors specifically targeted at the low-end market, or customers offering customer premises products may adversely affect our operating results.

TOC

Microsoft has become a more active participant in the web communications services market since its acquisition of our competitor Placeware in 2003. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft Office Live Meeting is being marketed together with other Microsoft software products and services under the name Microsoft Office System. Microsoft in March 2005 announced the certain improvements to the Live Meeting service and other product developments.

In the software services segment of the web applications market, Microsoft in mid-2005 announced the acquisition of collaboration software provider Groove Networks. In November 2005, Microsoft previewed by press announcement its Microsoft Office Live offering, described in the preview announcement as a set of Internet-based software services. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integrations of competitive functionality with other communication and collaboration offerings, including the contributions of the former Groove Networks entity’s communication and collaboration-related intellectual property assets, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets, which could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

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

The market for web communications services, and particularly web conferencing and web application services, is relatively new and rapidly evolving. Growth in market demand for communications services over the Web is uncertain. If the market for web communications services does not continue to grow, our business and operating results will be harmed. Factors that might influence broad market acceptance of our services include the following, all of which are beyond our control:

-	willingness of businesses and end-users to use web communications services, and particularly web conferencing and web application services;

-	the continued growth and viability of the Web as an instrument of commerce;

-	the willingness of our distribution partners to integrate web communications services, and particularly web conferencing and web application services, in their service offerings; and

-	the ongoing level of security and reliability for conducting business over the Web.

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

TOC

We face risks associated with government regulation of the Internet, and related legal uncertainties.

Currently, a relatively small number of existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the United States, in individual states, in local jurisdictions, and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. For example, media reports have surfaced from time to time concerning possible future regulation, and perhaps also taxation, of VOIP products and services similar to the manner in which current telephony services are currently regulated and taxed. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the United States. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments within the United States may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web communications business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with are various U.S. state sales tax laws and regulations that may be held by the applicable authorities to apply to the sale of our web communications services We do not currently collect sales tax from customers in the United States.  Although we have had communications with state tax authorities related to sales tax, no tax authorities are currently attempting to collect such taxes from us. However in the future federal tax authorities or the tax authorities in one or more states could assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities.  The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past.  If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

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

TOC

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

The Financial Accounting Standards Board (FASB) during the fourth quarter of 2004 adopted final rules which will change the way companies account for equity compensation in their financial statements. FASB has stated that the new accounting standard would become effective for fiscal years that begin after June 15, 2005. This change in accounting standards will require us to report as a compensation expense options granted to and shares purchased by our employees pursuant to our stock option and employee stock purchase plans. The new accounting rule will have a negative effect on our reported net income, and if we fail to change our equity compensation practices this negative impact will increase. Accordingly, we have begun to change our equity compensation practices. In March 2005 we amended our employee stock purchase plan to reduce the length of the offering period and the maximum number of shares that can be purchased during an offering period. Also because of the pending FASB rule, we are evaluating our existing stock option grant program in relation to its future effect on our reported net income, including in that evaluation the possibility of reducing the number of stock options we grant in the future to employees. The new FASB rule, we believe, will add complexity and uncertainty to our management of employee compensation practices. On the one hand, if we overestimate the effect of the new rule on the technology labor market and reduce equity-based compensation too much, we may be forced to increase cash compensation to make up for our having reduced equity-based compensation opportunities, which would increase our expenses. Also, if we reduce equity-based compensation too much and thereby fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies, we may have trouble retaining or recruiting key technical or management talent. On the other hand, if we underestimate the effect of the new FASB rule on the technology labor market and do not sufficiently curtail our current equity compensation practices, our compensation expense will increase appreciably and our stock price may be negatively affected, thus harming our shareholders and depriving us of an equity-related motivation to attract and keep workers which in turn would hurt our business. In addition to the new FASB equity compensation rule, other significant accounting rules may be enacted in the future by FASB, or existing rules may be subject to revised interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or one or more of various bodies formed to interpret accounting rules and policies. Any significant change in accounting rules, policies or interpretations could adversely affect our reported financial results or the way we conduct our business.

TOC

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks and increased expense from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ended December 31, 2004, and we have an ongoing program to perform the system and process evaluation and testing supporting our legal obligation to comply with these requirements. Our business continues to expand in size and complexity, and accordingly in fiscal year 2006 we expect to incur increased expense, relative to our expected total expenditures in fiscal year 2005, and to devote additional management resources to comply with Section 404. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy such ineffective internal controls.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between July 1, 2005 and November 1, 2005, our stock price has traded as high as $29.81 on July 28, 2005 and as low as $22.51 on October 28, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

-	variations in our actual or anticipated operating results;

-	sales of substantial amounts of our stock;

-	announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

-	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

-	conditions in the Internet industry;

-	changes in laws, regulations, rules or standards by governments, regulatory bodies, exchanges or standards bodies; and

-	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

TOC
PART II— OTHER INFORMATION

Item 1. Legal Proceedings

On September 27, 2005, we sued Raindance Communications, Inc. (“Raindance”), a competitor, for patent infringement. The complaint was filed in the U.S. District Court for the Northern District of California. There are no other parties to the action. In the action, we allege that Raindance has infringed, and is continuing to infringe, nine of our U.S. patents. We are seeking both damages from Raindance and an injuction against Raindance enjoining further acts we claim to be infringing our patents.

On October 14, 2005, Raindance filed a complaint against us for patent infringement. The complaint was filed in the U.S. District Court for the Eastern District of Texas. There are no other parties to the action. In the action, Raindance alleges that we have infringed, and are continuing to infringe, two patents that Raindance claims it owns. Raindance is seeking both damages from us and an injuction against us enjoining further acts Raindance claims to be infringing its patents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The following table sets forth purchases of WebEx securities by WebEx during the third quarter of 2005:

 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units)	Average Price Per	Total Number of Shares (or Units) Purchased as Part of Publicly Announced	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the
Period	Purchased (#)(1)	Share (or Unit) ($)	Plans Or Programs (#)	Plans Or Programs
July 1, 2005 to July 31, 2005 ………………..	--	--	--	$22,118,000
August 1, 2005 to August 30, 2005…………….	289,300	$26.1414	289,300	$14,555,293
September 1, 2005 to September 30, 2005…	15,000	$25.4239	15,000	$14,173,935

Total ………...	304,300	$25.783	304,300	$14,173,935
________________
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

Item 5. Other Information

Stockholder Proposals for 2006 Annual Meeting. To be considered for inclusion in the Company's proxy statement and form of proxy for its 2006 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 7, 2005.

A stockholder proposal not included in the Company's proxy statement for the 2006 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the

TOC

principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company's 2006 Annual Meeting of Stockholders, which is scheduled to be held on May 9, 2006, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 21, 2006 but not prior to February 24, 2006.

Item 6. Exhibits

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated August 1, 2005, by and among WebEx Communications, Inc., Atlantic Acquisition Subsidiary, Intranets.com, Inc. and W Capital Partners, L.P., as Stockholder Agent.
3.1**	Amended and Restated Certificate of Incorporation
3.2***	Amended and Restated Bylaws
4.1**	Form of Common Stock Certificate
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
__________

* Incorporated by reference from Exhibit 2.1 of Registrant's Report on Form 8-K (File No. 0-30849) filed with the Securities and Exchange Commission on September 15, 2005.

** Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

***Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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

WEBEX COMMUNICATIONS, INC.

Date: November 8, 2005	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

WEBEX COMMUNICATIONS, INC.

Date: November 8, 2005	By:	/s/ DEAN MACINTOSH
Dean Macintosh
Vice President, Finance (Duly Authorized Officer and Principal Accounting Officer)

TOC
EXHIBIT INDEX
Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated August 1, 2005, by and among WebEx Communications, Inc., Atlantic Acquisition Subsidiary, Intranets.com, Inc. and W Capital Partners, L.P., as Stockholder Agent.
3.1**	Amended and Restated Certificate of Incorporation
3.2***	Amended and Restated Bylaws
4.1**	Form of Common Stock Certificate
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
__________

* Incorporated by reference from Exhibit 2.1 of Registrant's Report on Form 8-K (File No. 0-30849) filed with the Securities and Exchange Commission on September 15, 2005.

** Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

***Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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