Form 10-K
period 2005-12-31
WEBEX COMMUNICATIONS INC
filed 2006-03-15
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K
________________________________

        (Mark One)
        ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

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

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently-completed second fiscal quarter and based upon the closing sale price on the Nasdaq National Market on such date) was approximately $831,885,394. Shares of Common Stock held by each executive officer and director, and shares held by other individuals and entities and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2006, there were 46,813,911 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee and audit committee financial expert, and section 16(a) beneficial ownership reporting compliance), 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III of this Annual Report of Form 10-K are incorporated by reference from the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held on May 9, 2006, which Proxy Statement will be filed within 120 days of the end of the year ended December 31, 2005.

WEBEX COMMUNICATIONS, INC.
 FORM 10-K
For the Year Ended December 31, 2005

TOC
    When used in this Report, the words “anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web collaboration services, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Throughout this document, all references to “WebEx,”“we,”“us,”“our” or the “Company” mean WebEx Communications, Inc. and its consolidated subsidiaries.

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

PART I

Item 1.    Business

Overview

We offer several on-demand web collaboration services. “On-demand” is a software industry term meaning that the software is hosted at the vendor’s facilities and furnished to customers as a service—sometimes also called “software as a service” (SaaS) or a “hosted” service—rather than the software being furnished in tangible disc or downloaded-file form for physical installation on a computer server at the customer’s location. By web collaboration services, we mean on-demand services that allow end-users to conduct online meetings, share software applications, documents, presentations and other content online, participate in large-scale events or programs, and coordinate projects, activities and tasks over the Internet using a standard web browser. Our web collaboration services enable users to engage in rich-media, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient.

Originally, our principal product offering consisted of a basic real-time collaboration service—the web meeting. Since then we have expanded our offerings to include more advanced web collaboration services that complement our basic web meeting service. We sometimes also refer to such enhanced web collaboration services, which are designed for specific uses such as training, events, support and sales, as web applications. Our current business focus is to continue to enhance and market our various web collaboration services including web meetings and web applications, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network. For many of our web collaboration services, integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

In addition to offering real-time web collaboration services, we have recently added to our service offerings a set of asynchronous collaboration services. These services, and the technology underlying them, were acquired in connection with our

TOC
September 2005 acquisition of Intranets.com, Inc., a company headquartered in Burlington, Massachusetts (“Intranets”) which is now operating as our wholly-owned subsidiary under the name WebExOne, Inc. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums and contact directories. Each individual may access these shared resources at a time that is convenient for him or her, but may communicate with others in the group by actions such as reviewing and modifying documents, posting additional documents, sending and responding to task assignments, scheduling meetings and events, and updating database entries. These capabilities expand WebEx’s offerings and enable us to provide a more comprehensive suite of collaboration services. These new asynchronous services are offered in the same manner as our real-time web collaboration services, that is, provided as a service over the web and accessed through the user’s browser, without any requirement for the customer to purchase, install and manage its own hardware and software. This broad suite of asynchronous services is being marketed under the name WebEx WebOffice.

We sell our services directly to our customers and indirectly through our resellers. We offer our services on a monthly subscription basis to our customers and on a revenue sharing, discounted or pay-per-use basis through our resellers. Revenue from subscription services consists primarily of monthly committed subscription fees, which are based upon a fixed number of concurrent ports, or a fixed usage-based minimum commitment fee, or a flat-rate pricing arrangement with a fixed number of named hosts. Typically, our committed subscription contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for additional periods unless terminated by either party. In addition, we obtain revenue from certain usage-based pricing arrangements including any of the following: usage in excess of the usage commitment or the subscribed concurrent ports, telephony, certain reseller arrangements, and individual pay-per-use services purchased directly from our website.

Our Services and Technology Architecture

We have designed and developed our technology architecture to satisfy the interactive communications requirements of a broad range of customers. We provide a number of on-demand web collaboration services, including both real-time and asynchronous collaboration offerings, which are delivered through our proprietary WebEx MediaTone Network.

WebEx Collaboration Services. Our web collaboration services provide a broad range of features that build on the real-time functionality and capabilities of the WebEx MediaTone Network.

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

• WebEx Training Center.    WebEx Training Center is a web collaboration service that is designed for training and e-learning applications. With WebEx Training Center, users can coordinate training schedules from announcement to enrollment to follow-up, deliver live instruction from a variety of sources directly to learners’ desktops, and give presentations that include audio, video and interactive multimedia. WebEx Training Center allows users to administer comprehensive tests, organize multiple simultaneous breakout sessions, and record, edit, play back and archive entire sessions for future use.

• WebEx Sales Center.    WebEx Sales Center is a comprehensive online sales solution designed for sales professionals, both sales representatives seeking to engage prospects and close deals as well as sales managers seeking effective online tools with which to monitor their sales organizations. The WebEx Sales Center application permits sales representatives to conduct customized media-rich online sales presentations and demonstrations, invite specialists or other third-party experts to assist in the sales presentation regardless of the third party’s location, and then following

TOC
the presentation maintain contact with the prospect via the WebEx Sales Center online communications portal. For sales managers, the WebEx Sales Center service is designed to improve sales operations with online sales call analysis and monitoring tools that can be integrated with other software applications such as sales force automation and customer relationship management, thereby helping the manager to track sales activities and resource allocation.

• WebEx Support Center.    WebEx Support Center is a suite of web-based support and system management services. These services, each available for purchase individually or in combination, are as follows:

• Remote Support.    WebEx Remote Support is primarily used by customer service organizations to provide remote hands-on support for system or software application problems. This service enables our customers to enhance the effectiveness of traditional telephone-based customer support by allowing their service agents to support end-users through a web browser, with no requirement for pre-installed software on either computer. The service incorporates a custom user interface to simplify support interactions for both the support agent and the end-user.

• Remote Access.    Our WebEx Remote Access service, formerly known as WebEx SMARTtech, enables customers to centrally manage and administer their company-wide computer networks through the use of a secure, web-based remote access network. WebEx Remote Access is designed to allow a computer-support organization within a company to install upgrades, perform maintenance, troubleshoot problems, and engage in proactive support on hundreds or even thousands of computers without the need of the individual computer user to be present at the machine. The web-based, remotely-administered and centralized computer support capabilities of WebEx Remote Access offer companies increased efficiency in managing their computer networks without the need to invest in expensive software and hardware upgrades and without compromising network security.

• System Management.    WebEx System Management, launched in January 2006, is a service that consists of five applications, or modules, that extend an enterprise’s ability to manage and secure its computer-related assets. WebEx System Management is designed to allow enterprises to provide every computer user with security updates and patches, to maintain compliance with regulatory and licensing requirements related to the enterprise’s computer use, and to distribute software updates to company assets anywhere via the Internet, including assets not directly connected to the company’s computer network. WebEx System Management also offers asset management services, including the ability to manage assets throughout the inventory lifecycle and to associate contact and financial information with managed assets.

• WebEx Enterprise Edition.    WebEx Enterprise Edition is a service that integrates five of WebEx’s currently available web collaboration services—WebEx Meeting Center, WebEx Event Center, WebEx Training Center, WebEx Sales Center and the WebEx Support Center suite of services—to create a single source for a customer’s enterprise communications. WebEx Enterprise Edition allows users to create a personalized “MyWebEx” meeting room with a unique URL that becomes a default meeting address for all web meetings. WebEx Enterprise Edition enables users to start meetings with a single click of the tool bar icon, allows users to access or share information securely in a web meeting where the content or application resides in an unattended remote computer, and enables users to integrate MyWebEx with the Microsoft Outlook application.

• WebEx Presentation Studio.    WebEx Presentation Studio is a service that gives customers the ability to create and deliver multimedia content for convenient, on-demand access via the Web. With WebEx Presentation Studio, users can create presentations that include, and integrate as desired, audio content, video content and digital presentation software content such as presentations created with Microsoft PowerPoint software. For example, WebEx Presentation Studio enables organizations to create and distribute sales presentations to sales personnel, capture and track sales leads from marketing and promotional presentations and deliver e-learning and training presentations to employees. Presentations created with WebEx Presentation Studio can be viewed over the Web or can be downloaded to a laptop or a personal digital assistant.

• WebEx PCNow.    WebEx PCNow, formerly known as MyWebExPC, is a service that allows the user to access a remote computer from any location in the world, with the user needing only a web browser and an Internet connection and without the user needing to open any ports in a firewall protecting the computer. For example, the PCNow user can run any application or access the entire desktop of her remote computer, transfer files to and from the remote computer, or print a document from the remote computer on a printer located at the user’s location. PCNow has several security features including end-to-end Secure Socket Layer (SSL) encryption, two levels of required authentication and each of the following: (i) the ability to blank the screen of the work or home computer so no one can see what the remotely-located user is doing, (ii) the ability to lock the keyboard and mouse of the remote computer so no one can interrupt the user’s use, and (iii) the ability to logout or screen-lock the remote computer after the user’s session is complete.

TOC
• WebEx MeetMeNow.     WebEx MeetMeNow is a web meeting service designed specifically for the individual professional. WebEx MeetMeNow, a somewhat stripped-down version of our Meeting Center service, offers users several of the basic features offered by Meeting Center including the ability (i) to launch meetings directly from the user’s desktop applications such as instant messaging, (ii) to invite prospective attendees to join a conference call, (iii) to share an entire desktop in real time, complete with rich annotation, and (iv) to pass control of documents or applications to any attendee in real time. WebEx MeetMeNow is offered online on a month-by-month or yearly subscription basis, requires no training and requires only minimal set-up time.

• WebEx WebOffice.    Offered as two separate business collaboration offerings, WebOffice Workgroup and WebOffice Personal, WebEx WebOffice integrates certain of WebEx’s asynchronous and real-time collaboration capabilities into one unified suite designed to help small businesses and professionals save time and money, and work more effectively. WebEx WebOffice Workgroup provides a complete collaboration suite including a document manager, group calendar, database manager, task manager and several other collaborative business tools, and is designed to meet the collaboration and web meeting needs of small businesses with five or more users. WebEx WebOffice Personal, tailored to the requirements of the individual professional, provides users with collaborative applications consisting of real-time meetings, document manager, task manager, online calendar and contact manager.

Also available as add-ons to the purchase of one or more of these services are the following services: an audio conferencing service called WebEx Audio, a service for monitoring usage of WebEx services within an organization called WebEx GlobalWatch, and an asynchronous add-on called WebEx Workspace which shares certain of the asynchronous features of the standalone WebEx WebOffice offering.

WebEx MediaTone Network.  The WebEx MediaTone Network is a private, switched, web-based network that is designed to deliver scalable, secure, web collaboration services to our customers. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver advanced communications capabilities regardless of location across a wide variety of platforms, operating systems, devices, and browsers—in both wired and wireless configurations. The WebEx MediaTone Network includes:

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

- online content that is transmitted, or “switched”, in real time through the network rather than being loaded to, archived on, and downloaded from, a computer server;

- encryption of online content with Secure Socket Layer (SSL) technology to provide security;

- diagnostic software for troubleshooting and rapid problem resolution;

- the ability to create a personalized, continuous web meeting room, like a personal telephone number or an office extension;

- the ability to simultaneously share multiple documents and presentations at the same time and the ability to move back and forth among them;

- the ability to support high-speed sharing of rich media content within Microsoft PowerPoint presentations, such as the sharing of embedded Adobe Systems Flash files, the sharing of streaming content such as Microsoft’s Media Player, and the sharing of previously-recorded WebEx meetings, in each instance with the ability to start, pause, stop, reverse and fast-forward the content;

- the ability to support video conferencing with just a browser and simple web cameras; and

TOC
- the ability to access or share information securely in a WebEx meeting even where the content or applications reside in an unattended remote computer.

Customers and Resellers

We sell our services directly to our customers and indirectly through our resellers. We offer our services on a monthly subscription basis to our customers and through a revenue sharing, discounted or pay-per-use basis through our resellers. Our customers purchase and use our services themselves while our resellers integrate and resell our services with their offerings. Some of our resellers are also end-user customers.

In 2005, we derived approximately 85% of our revenue from direct sales to customers. Typically, our direct sales contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for some period unless terminated by either party. In 2005, we generated approximately 15% of our revenue from our resellers, including portals, software and service vendors and communications service providers. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers typically resell our services in conjunction with their teleconferencing services. Our distribution agreements typically have terms of one to three years and are automatically renewed for additional one-year terms unless either party terminates the agreement with 30 days prior written notice. In most of these agreements, the reseller purchases subscription or pay-per-use services from us and resells such services to end-user customers. Under the vast majority of these agreements, the amount of revenue we receive depends on the volume of business generated under the agreement.

Under our agreements with our resellers, we sell our services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the reseller, and revenue is recognized on amounts charged to the reseller. We also have another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

In 2005, sales of our standalone Meeting Center service, whether directly to our customers or indirectly through our resellers, accounted for approximately 40% of our revenue. In 2004 and 2003, respectively, sales of our standalone Meeting Center service accounted for approximately 50% and 60% of our revenue. This reduction in Meeting Center sales as a percentage of our total revenue may continue as we introduce new service offerings and as we increase revenue from existing services other than Meeting Center.

Third Party Software and Hardware

We license software and purchase hardware, such as database, operating system, web server and voice-over-IP software, font technology and servers, routers, and audio-conference bridges. We believe that use of third-party vendors enables us to integrate current and emerging technologies into our proprietary service offerings. We purchase, or license, these third-party technologies from companies including BEA Systems (application servers), Bitstream (font technology), Oracle (database technology), Rackable (servers), Sun Microsystems (servers), Symantec (file management), Pactolus (audio-conference bridge technology), Sonus (audio-conference bridge technology), Convidia (audio-conference bridge technology), GIPS (voice-over-IP), and Cybersource (credit card payment processing). Also, we purchase from a third party, Everdream, the service that we resell as WebEx System Management. While the loss of one or more of these vendors may result in the need to identify, secure and integrate alternative technologies, we believe we can obtain, from other sources and on comparable business terms, third party software or hardware functionally comparable to that provided by these third party vendors.

Research and Development

The emerging market for web collaboration services is characterized by rapid technological change, new product introductions and enhancements, evolving customer requirements and rapidly changing industry standards. We devote a substantial portion of our resources to developing and enhancing our network services and application platform, extending our global network, and conducting quality assurance testing.

As of December 31, 2005, we had 902 employees engaged in research and development activities. Our research and development expenditures were approximately $45.7 million, $34.3 million and $24.8 million in 2005, 2004 and 2003, respectively. We expect to continue to devote significant resources to research and development for the foreseeable future, although we intend to reduce research and development costs as a percentage of revenue over the next few years.

TOC
    A significant amount of our development and testing activity is conducted by our subsidiary in China (“WebEx China”). As of December 31, 2005, of the 848 employees in our WebEx China operations, 711 employees were engaged in research and development activities. We rely on WebEx China for a significant portion of our quality assurance, software development and other activities.

Sales and Marketing

Our sales efforts target a broad range of businesses, government agencies and non-profit organizations primarily through direct sales channels and, to a lesser extent, through indirect sales channels. Direct sales are generated through our internal sales force, while indirect sales are generated through agreements with our resellers. Our internal sales force uses our own WebEx services to maximize the effectiveness and efficiency of our direct sales channel. Our marketing programs include customer needs assessment and market analysis, service and platform marketing, brand awareness, advertising, public relations, lead generation, and educating organizations in our target markets.

We derive revenue from both U.S.-based and non U.S.-based customers. In 2005, 2004 and 2003, the percentage of revenues from U.S. customers was 87%, 88% and 93%, respectively. In 2005, 2004 and 2003, the percentage of revenues from our non-U.S. customers was 13%, 12% and 7%, respectively. As of December 31, 2005, we had 606 employees engaged in sales, customer care and marketing activities. Our sales and marketing expenditures were approximately $102.7 million, $84.2 million and $74.2 million in 2005, 2004 and 2003, respectively. We expect to continue to devote significant resources to sales and marketing. More specifically, in the current calendar year we intend to invest more of our budget on sales and marketing and to reduce the percentage of our budget spent on research and development.

Competition

The collaboration software and services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies with respect to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit, Saba, and Salesforce.com.

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other web collaboration services. One of our key resellers, Intercall, is a subsidiary of West Corporation which recently announced its intention to acquire our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. In mid-2005, Microsoft announced the acquisition of collaboration software provider Groove Networks. In November 2005, Microsoft previewed by press announcement its Microsoft Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies acquired from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

In addition, some competitors offer web collaboration products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. In 2005, we introduced new services with lower entry prices that enable us to compete more effectively with such offerings. If our industry were to experience a general decline in prices and there were not a sufficient increase in volume to compensate for the price reductions, we might be forced to change the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins, such as switching to different sales practices. Finally, some of our competitors offer software products or products that are a combination of software and hardware that include web collaboration functionality, and which allow customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

We believe that the principal competitive factors in our market include:

TOC
- service functionality, quality and performance;

- ease of use, reliability, scalability and security of services;

- customer service and support;

- establishment of a significant base of customers and resellers;

- ability to introduce new services to the market in a timely manner;

- ability to integrate with third-party offerings and services; and

- pricing.

Although we believe our services compete favorably with respect to many of these factors, the market for our services is relatively new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources such as IBM, Microsoft, Cisco Systems and Adobe Systems.

Intellectual Property

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have 25 issued patents, including eight we acquired in connection with our 2003 acquisition of certain assets of Presenter, Inc., five we purchased in 2004 from NCR Corporation and one that we own as a result of our acquisition of Intranets. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 55 patent applications pending in the United States Patent Office. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we have received or may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

Our success depends in part upon our rights to proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. When we become aware of such infringement, we may take action including bringing legal action against such parties. For example, in September 2005, we sued our competitor Raindance Communications in federal district court in the Northern District of California, alleging that Raindance’s web conferencing services infringe nine of our patents. Conversely, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. For example, in October 2005, Raindance filed a separate suit against us in federal district court in the Eastern District of Texas, in which Raindance alleges that we infringe two of its patents.

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

Intellectual property claims may be asserted against us in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from running our business. Intellectual property litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if

TOC
required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of December 31, 2005, we had 2,091 full-time employees, including 902 in research and development, 606 in sales, customer care and marketing activities, 345 in set-up, technical support and training, and 238 in general and administrative. As of December 31, 2005, 1,149 of our employees were based outside the United States, including 848 in China as part of our WebEx China subsidiary and 209 in India as part of our WebEx India subsidiary. None of our employees is covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Item 1A.    Risk Factors

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

The revenue uncertainty associated with one of our two primary pricing models, usage-based pricing, makes our quarterly results variable and difficult to predict, which could cause unpredictable fluctuations in our stock price.

We use two primary pricing models to price our services: a committed-subscription pricing model and a usage-based pricing model. Each pricing model is responsible for a significant percentage of our total revenue. Because the usage-based portion of our revenue varies depending on customer usage, it is more difficult to predict than our subscription-based pricing and therefore our revenue may fluctuate unpredictably from publicly-announced targets, which in turn could cause our stock price to fluctuate unpredictably.

Our dominant pricing model has been a committed-subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which in the typical case enables the customer to have up to a set number of total minutes to utilize our services during a specified time period. With any of these committed subscription offerings, the customer sometimes also pays overage fees, in addition to the committed subscription price. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes-based subscription pricing model uses more than its commitment.

We also offer flat-rate priced services, meaning that the customer pays a set price per month that is not influenced by usage or subject to overage fees. One of our flat-rate offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. Our flat-rate offering is another of our committed subscription offerings.

We have recently introduced two new flat-rate offerings targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a simple web conferencing service offered on a monthly basis. The second flat-rate offering is our new WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans. We refer to the revenue associated with our various flat-rate subscription arrangements, together with the revenue from our ports subscription and minimum minutes subscription arrangements, as committed revenue.

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include certain reseller arrangements, customer overage fees for usage above the subscribed-to

TOC
amount of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. As previously discussed, overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web collaboration session. Finally, we have per-minute web collaboration services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

For the quarter ended December 31, 2005, usage-based revenue was approximately 27% of our total revenue. The various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict. Although the uncommitted revenue percentage of our overall revenue was lower in the fourth quarter of 2005 than in the third quarter of 2005, in the quarters immediately preceding the third quarter of 2005 the uncommitted revenue percentage of total revenue had been rising, a trend that if it resumes in future quarters would increase the unpredictability of our total revenue.

There are factors other than usage-based pricing--some within and some not within our control--that make our quarterly results variable and difficult to predict, which could cause unpredictable fluctuations in our stock price.

For several additional reasons, some inside and some outside of our control, our quarterly revenue and operating results may fluctuate from quarter to quarter and may vary from publicly-announced quarterly or annual financial guidance. These additional factors include the emerging nature of the market for web collaboration services, fluctuations in sales and customer retention and the uncertain impact of competition, which are listed below along with several other factors which could cause our quarterly results to fluctuate unpredictably:

Factors outside our control include:

-	the emerging nature of the market for, and the growth rate of, the market for web collaboration software and services generally and particularly for on-demand web collaboration services;

-	market acceptance of our services;

-	our resellers’ degree of success in distributing our services to end-users;

-	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

-	changes in offerings, sourcing or pricing policies of our competitors and our distributors; and

-	a trend toward lower average per-minute prices in the telecommunications sector generally.

Factors within our control include:

-	our ability to develop, enhance and maintain our web communications network in a timely manner;

-	the mix of web collaboration services we offer, and our introduction of asynchronous web collaboration services;

-	our ability to attract and retain customers;

-	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

-	changes in our pricing policies.

    If any of these factors impact our business in an unplanned and negative manner during a particular period, our operating results may be below market expectations, in which case the market price of our common stock would likely decline. Also, factors such as the growth rate of the market for our services, our ability to maintain and enhance our network services and

TOC
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

A number of our new and existing customers are selecting our named host offering. Approximately 87% of our new subscription-based agreements entered into during the fourth quarter of 2005 were named host agreements, and approximately 34% of our current subscription-based agreements are named host agreements. Because the amount we charge for a named host is less than the amount we charge for a concurrent user, we often get less revenue from customers who select the named host pricing model than we have historically from our concurrent user customers. In addition, we generally do not receive overage revenue under the named host model. This loss of subscription and overage revenue may be offset in the future if named host customers increase the number of named hosts they subscribe to or if the number of customers increases due to the availability of this lower-priced model. If neither of these trends occurs, our operating results will be negatively affected.

We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization, on enhancing our network infrastructure and on upgrading leased facilities such as our European headquarters. Examples of substantial financial outlays and commitments made during the past two years include our purchase of a building in Mountain View, California which now serves as one of our primary network operating center facilities, and our signing a ten-year lease for space in a Santa Clara, California building which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce, proportionately, our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and, therefore, our operating results could suffer.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our lost subscription customer ratio was 2.2% for the quarter ended December 31, 2005. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower, such as switching from a concurrent user or minimum minutes offering to a named host offering. The reasons why a customer would cancel use of our services have included the pricing of our service offerings, the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. As a result of customer cancellations or reductions in purchases of our services, we may need to invest additional dollars in sales and marketing in order to compensate for increases in net customer losses, or we may need to invest in the development or acquisition of new offerings in an attempt to increase customer retention. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers, and the additional expense associated with acquiring new customers or developing or acquiring new products, could harm our business and operating results.

Our business and operating results may suffer if we fail to establish reseller relationships, if our resellers experience financial hardships, do not successfully market and sell our services, or devote greater efforts to the products and services of competitors, or if we fail to become a significant participant in the telecommunications provider distribution channel.

TOC
As of December 31, 2005, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during 2005 accounted for 15% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these resellers are per minute or usage-based payments. We must continue to establish and extend these distribution relationships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our resellers are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our resellers currently do so. Such resellers (i) may be forced for financial hardship reasons, or may choose, to devote insufficient resources to marketing and supporting our services, (ii) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the reseller’s customers to switch from our services to those of our competitors, or (iii) may be persuaded by a competitor of ours to sever the reseller’s distribution arrangement with us and possibly also become the exclusive reseller of that competitor. An example of a reseller which may devote greater resources to marketing and supporting the products and services of our competitors is our distributor Intercall, whose corporate parent West Corporation in February 2006 announced its intention to acquire our competitor Raindance and who therefore may increase its support of the Raindance offering, or cease offering some or all of our offerings, to our detriment. With regard to the telecommunications-provider distribution channel for web collaboration services which may prove economically significant in the future, our web collaboration services competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web collaboration services business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our resellers do not successfully distribute our services, if we lose existing resellers for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web collaboration services will suffer and our business and operating results will be harmed.

If continuing consolidation within the telecommunications industry causes one or more of our key resellers to significantly curtail or discontinue a reseller arrangement with us, our revenues may be negatively affected.

Our various reseller relationships accounted for 15% of our total revenue in 2005. Two of our large resellers, telecommunications providers AT&T and MCI, recently have been acquired by, respectively, SBC Communications and Verizon Communications. The acquisition of MCI was completed in January 2006, and the former MCI is now part of the business unit of Verizon known as Verizon Business. The acquisition of AT&T was completed in November 2005, and the combined entity is now known as AT&T. If one, or both, or other of our large resellers were to significantly reduce the scope of or discontinue a reseller arrangement with us whether as a result of having been acquired by another entity or otherwise, our reseller-related revenue could drastically decline, and our business could suffer significantly.

Our total revenue may suffer if we are unable to manage our distribution relationships successfully to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our resellers which buy and resell our services. We enter into distribution relationships so that we can obtain additional customers through third parties that we could not obtain through our direct sales efforts. Under our agreements with our resellers, we sell our services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the reseller, and revenue is recognized on amounts charged to the reseller. We also have another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, we include the revenue received by us within the broad category of revenue received from services sold directly to customers, and we record the amount paid to the referral agent as sales and marketing expense. In either the reseller or referral agent case, the income per sale received by us when a sale is generated by a third party is not as great as it would have been had the sale been made by us directly, for the same volume of WebEx services. To the extent that sales of our services generated by our resellers or referral agents are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our income per sale may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from our resellers or through our referral agents, our income per sale may decrease.

We expect to depend on sales of our standalone WebEx Meeting Center service for a significant percentage of our revenue for the foreseeable future.

TOC
Our standalone WebEx Meeting Center service, the service which generates our largest sales revenue, accounted for approximately 40% of our revenue for the year ended December 31, 2005. We have developed and are selling other services, such as our Event Center, Training Center, Sales Center, Support Center (including components WebEx Remote Support, WebEx Remote Access, and the newly-launched WebEx System Management), our MeetMeNow service, our PCNow service, and our various add-ons such as our audio conferencing service. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

We have modified our business strategy from a narrow focus on web meetings to a more diverse product line of web collaboration services, and if our investments in these new markets are not well targeted or well executed, if overall market growth in these new segments is less than anticipated or if we are unable to compete successfully in these new market segments, our operating results could suffer.

Our business strategy has shifted from a focus on real-time web meetings and closely-related applications to an emphasis on a more diverse product line of web collaboration services, including the asynchronous collaborative service offerings we now offer as a result of our acquisition of Intranets. This strategy includes a greater emphasis on selling services provided by, or obtained through acquisition of, third parties rather than our historical practice of selling services developed solely by us. Because the markets for these web collaboration services are just emerging, it is uncertain how successful WebEx will be in these markets. It is also uncertain how much investment in sales, marketing, product development and infrastructure will be necessary to compete successfully in these markets. If our investments in these new markets do not produce or exceed our expected return, our financial results will suffer.

If our marketing, branding and lead-generation efforts are not successful, or if our decision to shift resources to sales and marketing from research and development causes service quality problems or delays in the rollout of new services or service upgrades, our business may be harmed.

We believe that continued marketing and brand recognition efforts will be critical to achieve widespread acceptance of our web collaboration services. In the current calendar year, we intend to invest more of our budget on sales and marketing and to reduce the percentage of our budget spent on research and development. Nevertheless, our marketing and advertising campaigns or branding efforts may not be successful. For example, certain sales promotion initiatives, such as free introductory or free trial use, may dampen short-term sales even as such initiatives attempt to cultivate participants’ desire to purchase and use our services, in that a customer who might have otherwise purchased our services will instead receive free use of our services for the trial period of time. In addition, failure to adequately generate and develop sales leads could negatively impact our revenue and therefore our financial results. More specifically, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our services and where any future marketplace standardization of our service might emerge, could harm our business.  If our marketing, branding or lead-generation efforts are not successful, or if a shift in resource emphasis from research and development to sales and marketing causes a decline in the quality of services delivered or delays in the deployment of new or upgraded services, our business and operating results will be harmed.

If our services fail to function, whether because of the large number of participants or because of separate quality-related issues, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, by monitoring and managing our network resources we have been able to meet our internal goal of maintaining average daily peak usage at less than 50% of our data network capacity. Whenever average daily peak usage increases to a point approaching or exceeding 50% of our network capacity, we add capacity so that we continue to meet our internal target of having average daily peak usage be less than 50% of our network capacity. During the quarter ended December 31, 2005, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity. In addition to our data network, we also maintain an integrated telephony network for which capacity planning is necessary. If we fail to invest adequately to increase the capacity and quality of our data and telephony networks consistent with the growth in usage of each, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks, we may lose customers and be unable to attract new customers and our operating results would be harmed.

TOC

We rely on our China subsidiary, which exposes us to economic and political risks in China, foreign exchange risk, risks related to political tension between China and the United States, risks arising from an inability to enforce our intellectual property rights, and risks relating to possible Chinese government monitoring of portions of our service delivery operations or infrastructure.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, as well as a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of December 31, 2005, approximately 848 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Further, our per-employee productivity is lower in China than it is in the United States.

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

In addition, we face risks related to the fact that our operations in China are not immune from possible Chinese government monitoring or intrusion. As evidenced by recent publicized issues involving U.S. Internet technology companies, the Chinese government may engage in or require as condition of doing business in China, government monitoring and regulation of Internet services. Although we are not currently aware of any such activity or requirement, if such monitoring or regulation of our services were to occur, this could cause us to lose customers and could deter potential future customers from signing up for our services which would damage our operating results.

Finally, political and economic tensions between the United States and China could harm our ability to conduct operations in China, which could increase our operating costs and harm our business and operations. If we lost the services of our WebEx China subsidiary, we would incur increased costs, which would harm our operating results and business. Finally, because a substantial amount of our research and development activity takes place in China, our business may be harmed if we encounter difficulties enforcing our intellectual property rights there.

Our international business activities expose us to foreign exchange risk, foreign country economic conditions and the challenges of managing a global business operation, any of which if not managed successfully could harm our financial condition.

A small part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. Customer payments to us, and payments by us to both our foreign-based vendors and to our foreign-based employees, are generally made in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in each of the following non-U.S. countries: China, Hong Kong, Japan, Australia, India, the United Kingdom, France, Germany and the Netherlands. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

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

TOC
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

If our services do not work with the many hardware and software platforms used by our customers and end-users, or if we do not successfully adapt our MediaTone on-demand delivery platform to the increasing numbers of customers and varieties of web collaboration services we are developing, our business may be harmed.

We currently serve customers and end-users that use a wide variety of constantly changing hardware and software applications and platforms. If our services are unable to support these platforms, they may fail to gain broad market acceptance, which would cause our operating results to suffer. Our success also depends on our ability to deliver our services to multiple platforms and systems, to modify our services and underlying technology as new versions of applications are introduced, and to manage our MediaTone platform such that it is able to handle the increasing scale and diversity of our on-demand collaboration services. In addition, the success of our services depends on our ability to anticipate and support new standards, especially web standards. If we fail to maintain the capacity and quality of our MediaTone network across a wide variety of user computer platforms, or fail in our efforts to utilize the MediaTone network to support new web collaboration services, our business will suffer.

We rely on third parties for technologies we use in conducting our business, and in certain cases we rely on third parties to provide us with products we include in our set of commercial offerings. If we cannot continue to license these third-party technologies or products in a timely manner and on commercially reasonable terms, our business could suffer.

TOC
We intend to continue to license technologies from third parties, which are integrated into our services and which constitute new web collaboration services. For example, we license database, operating system, server and enterprise marketing automation software, billing software, font-rendering technology, voice-over-Internet protocol (VOIP) technology, and credit card payment processing services. As our sales volume, together with the scale and variety of our collaborative service offerings, grows larger, managing these third-party relationships and integrating the licensed technologies into our services, into our service delivery infrastructure and into our sales and marketing operations has become more important to the health of our business. If we are unable to meet the challenges associated with these more numerous and complex relationships with third-party providers, our business could suffer. Also, we are now relying on third parties to supply us with certain of our web collaboration services themselves, such as the System Management service that is a new offering within the Support Center family of services. These product-related third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology or licensed product into our MediaTone service delivery platform. This in turn could increase our costs and harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. As an example of this expansion, our worldwide headcount increased from 639 at December 31, 2002 to 2,091 at December 31, 2005. The December 31, 2005 total includes 79 employees who joined WebEx as part of the acquisition of Intranets. We expect to continue to increase our personnel during 2006. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, we are continuing to transition another of our network operations centers from a Denver, Colorado facility to a co-location facility located in Ashburn, Virginia.

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

From time to time there are changes in our executive management team, including the hiring and departure of executives, and the reorganization of responsibilities and personnel. For example, during the first quarter of 2006 we had a reorganization affecting the leadership of our sales and customer care organization, our product and engineering organization and our marketing organization, which are important areas of our business. In addition, our president and chief operating officer announced his intention to leave the Company. Such changes may be disruptive to our business, because the executives and employees reporting to them require time to become fully productive in their new roles and new organizations. Planned changes in the Company’s organization or management may not achieve the expected benefits. In addition, the departure of executives may create temporary voids in leadership in critical areas of the Company. Because of these risks, organizational and management changes

TOC
may have an adverse impact on our financial performance. We do not have long-term employment agreements or life insurance policies on any of our senior executives.

If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during 2006. As the U.S. economy in general and the technology sector in particular continue to grow, we could encounter increasing difficulty hiring qualified personnel. We could encounter the same difficulty in other countries and regions where we operate and where the demand for skilled technology workers is growing quite rapidly, such as in China and India where we have experienced a significant degree of salary pressure and turnover in our workforce. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web collaboration services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

Interruption or malfunction of our internal business processing systems, including a comprehensive database system upgrade we plan to implement during 2006, could result in customer invoicing delays and other disruptions to our revenue-related financial accounting processes.

Our business, which includes thousands of subscription customers and a large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. We currently are utilizing an internally-developed, proprietary business processing system to capture and record, for billing and financial statement generation purposes, customer usage of our various services. Because we have to rely on our own know-how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the new system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) delays in generating, or inability to generate, customer invoices, (ii) difficulty, or inability, to track the customer usage data needed to generate invoices, (iii) our having to deploy additional resources internally to troubleshoot these invoice and data collection problems and to complete the processing of sales transactions, and (iv) our having to issue credits to certain customers due to discrepancies or disagreements with particular invoices. During the second quarter of 2005, we experienced actual malfunctions of our new business processing system that resulted in an inability to capture certain customer usage data we need to prepare invoices and also resulted in delays in the issuing of invoices to customers.

In addition, during 2006 we plan to install an enhanced version of the application we use for financial reporting, human resource management and other enterprise resource planning functions. Any material interruption or malfunction associated with the installation or operation of the application, including bugs or start-up problems relating to the new system, could result in similar billing, collection, credit-issuance and other revenue-related financial accounting problems. Such interruptions or malfunctions, if they become persistent or large-scale, could harm our customer relationships and, additionally, have a negative effect on our financial reporting and other internal control activities, which could cause us to fail to meet legal and compliance requirements applicable to public companies, which in turn could harm our business.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our on-demand web collaboration services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. In 2004 we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web collaboration services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web collaboration services or a decrease in their performance, could harm our relationships with our customers and resellers. In addition, some of our communications hardware and software are hosted at third-party co-location facilities, and we rely as well on the functional operation of connectivity infrastructure such as fiber provided by third-party service providers. These systems and operations, including those of our third-party service

TOC
providers, are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, physical damage to fiber lines or other third-party service provider infrastructure, sabotage, computer viruses and intentional acts of vandalism. In addition, third-party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur, which would harm our business.

We might have liability for content or information transmitted through our services.

Claims may be asserted against us for defamation, negligence, copyright, patent or trademark infringement and other legal theories based on the nature and content of the materials transmitted through our web collaboration services. Defending against such claims could be expensive, could be time-consuming and could divert management’s attention away from running our business. In addition, any imposition of liability could harm our reputation, could harm our business and operating results, or could result in the imposition of criminal penalties.

Our success depends upon the patent protection of our software and technology.

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 25 issued patents, including eight we acquired in connection with our 2003 acquisition of certain assets of Presenter, Inc., five we purchased in 2004 from NCR Corporation and one that we own as a result of our acquisition of Intranets. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 55 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions such as confidentiality agreements and licenses, to establish and protect our technology. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

-	third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights;

-
laws and contractual restrictions, particularly those existing within or applied within non-U.S. jurisdictions such as China, may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;

TOC
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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. The holders of such patents could initiate infringement claims against us. Also, in response to an infringement action brought by us, the defendant in such action could file counterclaims against us in the same proceeding or file a separate action against us in a different court. For example, in September 2005, we sued our competitor Raindance in federal district court in the Northern District of California, alleging that Raindance’s web conferencing services infringe nine of our patents. In October 2005, Raindance filed a separate suit against us in federal district court in the Eastern District of Texas, in which Raindance alleges that we infringe two of its patents. We believe Raindance’s claims in the Texas-filed lawsuit are without merit and we intend to vigorously defend ourselves against these claims. The defense of Raindance’s claims and the prosecution of our own claims can be expensive, time-consuming and may divert management attention and engineering resources from their other responsibilities.

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

We may acquire or invest in complementary businesses, technologies or services. For example, in September 2005 we acquired Intranets, a company which provides web-based collaborative application services primarily to small businesses. We have changed the name of this subsidiary to WebExOne, Inc., and the various collaboration services are now marketed and sold under a new brand name we are utilizing called WebEx WebOffice. Operating and integrating newly-acquired businesses, employees, technologies or services may be expensive and time-consuming. To finance any material acquisitions in the future, it may be necessary for us to reduce our cash reserves or to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings as with acquisitions made with our stock, may result in dilution to our stockholders. We may be unable to complete any acquisitions or investments on commercially reasonable terms, if at all. Even if completed, we may be unable to operate any acquired businesses profitably, successfully integrate the employees, technology, products or services of any acquired businesses into our existing business, or achieve post-integration financial targets established for specific acquisitions. To illustrate, we could fail to successfully manage the newly-acquired WebExOne portion of our business, including such key areas as WebExOne sales activity, WebExOne employee motivation and retention including key WebExOne executives, and the WebExOne service delivery infrastructure. Also, we face possible future integration-related risks such as those associated with transferring the WebExOne service delivery infrastructure from its current platform to our proprietary MediaTone platform. Expenses associated with, and diverted WebEx employee time and energy required in connection with, the integration of a newly-acquired business such as WebExOne, could further harm our operating results. More generally, if we are unable to operate and integrate any newly acquired entities or technologies effectively, including those related to our acquisition of the former Intranets entity now renamed WebExOne, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in

TOC
large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our financial performance.

We must compete successfully in the web collaboration services market.

The market for collaboration software and services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit, Saba, and Salesforce.com.

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other web collaboration services. One of our key resellers, Intercall, is a subsidiary of West Corporation which recently announced its intention to acquire our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

Other companies could choose to extend their products and services to include competitive interactive communication offerings in the future. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we do. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services in the marketplace. Competitive pressures could reduce our market share or require us to reduce the price of our services, either of which could harm our business and operating results. For example, we offer VOIP to customers seeking that option for the audio portion of their web conferencing service activity, which puts us in competition with increasing numbers of low cost providers of VOIP products and services of ever-increasing quality. One or more of these competitors may offer a sufficiently low-cost, feature-attractive, audio-centric VOIP offering that, though not a web conferencing offering, might divert business away from us, or one or more of these competitors might themselves leverage their experience in the VOIP segment of web communications to develop and market a web conferencing or web application product or service of their own. Finally, our revenues and market share could also be reduced if, during this time period where the market is still relatively new and competitors are still emerging, we do not capitalize on our current market leadership by timely developing and executing corporate strategies that will increase the likelihood that our services will be accepted as the market standard in preference to the offerings of our current and future competitors.

Competition from Microsoft in the collaboration software and services markets, from other vendors specifically targeted at the low-end market, or customers offering customer- premises products may adversely affect our operating results.

Competition from Microsoft in the collaboration software and services markets may adversely affect us. Microsoft has a current product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft in March 2005 announced the certain improvements to the Live Meeting service and other product developments. In mid-2005, Microsoft announced the acquisition of collaboration software provider Groove Networks. In November 2005, Microsoft previewed by press announcement its Microsoft Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

In addition some competitors offer web collaboration products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. In 2005, we introduced new services with lower entry prices that enable us to compete more effectively with such offerings. If our industry were to experience a general decline in prices and there were not a sufficient increase in volume to compensate for the price reductions, we might be forced to change the extent and type of resources we deploy in the selling of our

TOC
services in an effort to maintain operating margins. Such forced price reductions, as well as costs or lost sales associated with a transitioning to different sales practices, could have a negative effect on our operating results.

Finally, some of our competitors offer software products or products that are a combination of software and hardware that include web collaborations functionality, and which allow customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their basic web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

Our future success depends on the broad market adoption and acceptance of web collaboration services.

The market for web collaboration services is relatively new and rapidly evolving. Growth in market demand for collaboration services over the Web is uncertain. If the market for web collaboration services does not continue to grow, our business and operating results will be harmed. Factors that might influence broad market acceptance of our services include the following, all of which are beyond our control:

-	willingness of businesses and end-users to use web collaboration services;

-	the continued growth and viability of the Web as an instrument of commerce;

-	the willingness of our resellers to integrate web collaboration services in their service offerings; and

-	the ongoing level of security and reliability for conducting business over the Web.

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

    In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web collaboration business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending

TOC
resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with are various U.S. state sales tax laws and regulations that may be held by the applicable authorities to apply to the sale of our web collaboration services. We do not currently collect sales tax from customers in the United States.  However, one state and one city have indicated that they intend to audit us in connection with potential sales tax liability. Moreover, in the future federal tax authorities or the tax authorities in one or more states could assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities.  The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past.  If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

Current and future economic and political conditions may adversely affect our business.

Current economic and political conditions, including the effects of the war in Iraq, uncertainty about Iraq’s political future, continuing tensions throughout the Middle East and the supply and price of petroleum products continue to impact the U.S. and global economy, and any negative development in one of these geopolitical areas could cause significant worldwide economic harm. The sustained price of petroleum products at or above present levels may negatively impact the U.S. and world economies generally, which in turn could hurt our business. Any significant downturn in the U.S. economy, whether due to the effect of increasing interest rates or otherwise, could cause existing or potential customers to decide not to purchase our services, which in turn would hurt our business. To the extent that changes in laws, regulations or taxes in the U.S. diminish the economic benefits of arrangements by U.S. companies with non-U.S. subsidiaries or suppliers, our business would be adversely affected. As with our operations in China, our operations in India could be significantly disrupted if U.S. relations with India deteriorate, or if India becomes involved in armed conflict or otherwise becomes politically destabilized. Moreover, depending on severity, a significant terrorist attack anywhere in the world and particularly one within the United States could have a significantly negative effect on both the domestic and global economies. If economic conditions worsen as a result of economic, political or social turmoil or military conflict, or if there are further terrorist attacks in the United States or elsewhere, our customers may not be able to pay for our services and our resellers may cease operations, which may harm our operating results.

We may experience electrical system failures whether accidentally or intentionally caused, which could disrupt our operations and increase our expenses.

California has experienced, and could in the future experience energy shortages and blackouts. As was made evident by the well-publicized August 2003 blackout that simultaneously affected several eastern U.S. states for a period exceeding 24 hours, a similarly widespread, long-lasting power outage could occur in northern California. As with the eastern U.S. power supply, an important source of electrical power to northern California consists of a multi-state grid situated in the western United States. An accidental interruption of, or criminal disruption to, a key supply or distribution component of the power grid could cause a significant power outage in northern California. If power outages or energy price increases occur in the future in northern California or other locations where we maintain operations, such events could disrupt our operations, prevent us from providing our services, harm our reputation, and result in a loss of revenue and increase in our expenses, all of which could substantially harm our business and results of operations.

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

New Financial Accounting Standards Board (FASB) rules relating to equity-compensation programs, the changes we choose to make in our equity compensation programs in response to the new

TOC
rules, uncertain analyst and investor response to the new rules, and any changes in current accounting rules that may be enacted in the future may affect our results of operations and cause us to change our business practices.

The Financial Accounting Standards Board (FASB) has adopted final rules which change the way companies account for equity compensation in their financial statements. The new accounting standard is effective for fiscal years that begin after June 15, 2005. This accounting rule change requires us to report as a compensation expense forms of equity compensation provided to employees, including stock options and purchases of stock at a discount pursuant to our employee stock purchase plan. The new accounting rule will have a negative effect on our reported net income, and if we fail to change our equity compensation practices this negative impact will increase. Accordingly, we have begun to change our equity compensation practices. In March 2005 we amended our employee stock purchase plan to reduce the length of the offering period and the maximum number of shares that can be purchased during an offering period. Also because of the new FASB rule, we are evaluating our existing stock option grant program in relation to its future effect on our reported net income, including in that evaluation the possibility of reducing the amount of equity compensation we grant in the future to employees and the substitution of restricted stock or stock appreciation rights in place of stock options. The impact of these equity compensation plan changes, and any others we implement, on our business is difficult to predict, as is the impact on our stock price due to the inexperience of analysts and investors in dealing with this new accounting rule.

The new FASB rule, we believe, will add complexity and uncertainty to our management of employee compensation practices, and for the foreseeable future will continue to demand a significant amount of management attention. On the one hand, if in response to the new accounting rules we reduce equity-based compensation too much, we may be forced to increase cash compensation to make up for our having reduced equity-based compensation opportunities, which would increase our expenses. Also, if we reduce equity-based compensation too much and thereby fail to offer compensation packages that are competitive with those being offered by other public or privately-held technology companies, we may have trouble retaining or recruiting key personnel. On the other hand, if we underestimate the effect of the new FASB rule on the technology labor market and do not sufficiently curtail or modify our current equity compensation practices, our compensation expense will increase appreciably and our stock price may be negatively affected, thus harming our shareholders and depriving us of an equity-related motivation to attract and keep workers which in turn would hurt our business. In addition to the new FASB equity compensation rule, other significant accounting rules may be enacted in the future by FASB, or existing rules may be subject to revised interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or one or more of various bodies formed to interpret accounting rules and policies. Any significant future change in accounting rules, policies or interpretations could adversely affect our reported financial results or the way we conduct our business.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks and increased expense from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ended December 31, 2005, and we have an ongoing program to perform the system and process evaluation and testing supporting our legal obligation to comply with these requirements. Our business continues to expand in size and complexity, and accordingly in 2006 we expect to incur increased expense, relative to our expenditures in 2005, and to devote additional management resources to comply with Section 404. Any additional acquisitions we may pursue and complete will increase our Section 404-related expenses, compliance activities and resource allocation. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy such ineffective internal controls.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2005 and February 28, 2006, our stock price has traded as high as $29.96 on July 28, 2005, and as low as $19.20 on April 15, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

-	variations in our actual or anticipated operating results;

-	sales of substantial amounts of our stock;

TOC
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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

In 2004, we entered into a lease agreement for approximately 160,000 square feet in a building located in Santa Clara, California, which building is currently used for sales, engineering, support, network operations and general corporate functions, including its serving as our corporate headquarters. The lease term for this building expires in 2014. We have taken occupancy of approximately 110,000 square feet of the building, and in 2008 we will take occupancy of the remaining 50,000 square feet.

We also lease facilities in various U.S. cities and in several non-U.S. countries for sales-related activities and, in some cases, to house equipment used in the operation of our MediaTone network. In China, we lease facilities located in five Chinese cities where we conduct quality assurance, software development and other activities. The lease expiration dates of all of our real estate leases, excluding our headquarters lease, range from March 2006 to February 2011. While we believe that these offices are adequate to meet our current requirements, it may be necessary for us to lease additional facilities over the next 12 months.

In 2004, we purchased approximately nine acres of real property in Mountain View, California on which resides a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. We are currently using this building primarily as a network operating center facility to accommodate growing usage requirements on our WebEx MediaTone Network.

Item 3.    Legal Proceedings

On September 27, 2005, we sued Raindance Communications, Inc., a competitor, for patent infringement. The complaint was filed in the U.S. District Court for the Northern District of California. There are no other parties to the action. In the action, we allege that Raindance has infringed, and is continuing to infringe, nine of our U.S. patents. We are seeking both monetary damages from Raindance and an injunction against Raindance enjoining further acts we claim to be infringing our patents.

On October 14, 2005, Raindance filed a complaint against us for patent infringement. The complaint was filed in the U.S. District Court for the Eastern District of Texas. There are no other parties to the action. In the action, Raindance alleges that we have infringed, and are continuing to infringe, two of Raindance's patents. Raindance is seeking both monetary damages from us and an injunction against us enjoining further acts Raindance claims to be infringing its patents.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

TOC
Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2006, are:

Name	Age	Position
Subrah S. Iyar	48	Chief Executive Officer and Chairman of the Board
Michael Everett	56	Chief Financial Officer
Dean MacIntosh	47	Vice President, Finance and Principal Accounting Officer
David Farrington	49	Vice President, General Counsel and Secretary
Shawn Farshchi	49	Vice President, Technical Operations and Chief Information Officer
David Berman	34	Vice President, Worldwide Sales & Services
Rick Faulk	56	Chief Marketing Officer and President, WebEx Small Business
Gary Griffiths	55	Vice President, Products

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

David Berman has served as Vice President, WebEx Worldwide Sales & Services since February 2006. From October 2003 to February 2006, Mr. Berman served as WebEx Vice President of Worldwide Sales, and from May 2002 to October 2003 Mr. Berman served as WebEx Vice President of Corporate Sales. From June 1999 to May 2002, Mr. Berman served as a director

TOC
of sales in the WebEx sales organization. Mr. Berman holds a bachelors degree in Business Administration from the University of San Diego.

Rick Faulk has served as President, WebEx Small Business, since October 2005, and also as Chief Marketing Officer since February 2006. From 1997 to September 2005, Mr. Faulk served as President and Chief Executive Officer of Intranets.com, Inc., a developer of web collaboration services that was acquired by WebEx in September 2005. From 1994 to 1997, Mr. Faulk served as Vice President, Corporate Marketing, of PictureTel Corporation, an audio and visual-collaboration and streaming video solutions company acquired by Polycom, Inc. in 2001. From 1992 to 1994, Mr. Faulk served as Vice President, Worldwide Sales and Marketing, of Shiva Corporation, a remote access technology company acquired by Intel in 1998. From 1989 to 1992, Mr. Faulk held the following marketing management positions at Lotus Development Corporation, a software development company acquired by IBM in 1995: Director Channel Marketing (1988-89) and Vice President Corporate Marketing (1989-1992). Mr. Faulk holds a B.S. in Business Administration from Bowling Green University.

Gary Griffiths has served as Vice President, Products at WebEx since February 2006. From June 1999 through July 2005, Mr. Griffiths served as the chief executive officer of Everdream, a privately-held company founded by Mr. Griffiths and which is a leading provider of on-demand software desktop management services. Mr. Griffith also co-founded, and from January 1996 through March 1999 served as chief executive officer of, SegaSoft Networks, a privately-held Internet gaming company sold to Sega Enterprises Ltd. (Japan) in 1999. From 1979 to 1995, Mr. Griffiths held a variety of management positions at IBM, a leading information technology company. Mr. Griffiths serves as a director of Rackable Systems, a provider of server and storage products for large data center deployments. Mr. Griffiths holds a B.S. in Aerospace Engineering from the United States Naval Academy and an M.S. in Business Administration from the George Washington University.

No executive officer of WebEx is employed for any specific term or duration of office.

TOC
PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market of Common Stock

Our common stock trades publicly on the Nasdaq National Market under the symbol “WEBX”. The following table sets forth for the periods indicated the highest and lowest sale price of our common stock during each quarter:

2005	High	Low
First Quarter	$24.11	$19.51
Second Quarter	$27.73	$19.20
Third Quarter	$29.96	$24.12
Fourth Quarter	$28.20	$20.84

2004	High	Low
First Quarter	$30.04	$19.25
Second Quarter	$32.38	$19.49
Third Quarter	$22.21	$17.36
Fourth Quarter	$26.80	$21.28

Holders of Record

As of February 28, 2006, there were approximately 70 holders of record (not including beneficial holders of stock held in street name) of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases of WebEx securities by WebEx during the fourth quarter of 2005:

 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units)	Average Price Per	Total Number of Shares (or Units) Purchased as Part of Publicly Announced	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the
Period	Purchased (#)(1)	Share (or Unit) ($)	Plans Or Programs (#)	Plans Or Programs(2)
October 1, 2005 to October 31, 2005	--	--	--	$14,173,935
November 1, 2005 to November 30, 2005	609,500	$23.21	609,500	$27,440
December 1, 2005 to December 31, 2005	--	--	--	$0

Total	609,500	$23.21	609,500	$0

TOC
_______________
(1) Consists of repurchases of shares pursuant to the Company's share repurchase program publicly announced on July 29, 2004 pursuant to which the Company's Board of Directors authozied the repurchase of up to $40,000,000 of the Company's common stock through December 31, 2005, at which date the program expired.

(2) The WebEx Board of Directors in November, 2005 approved a new share repurchase program, effective January 1, 2006, which authorizes the repurchase of, at the discretion of WebEx management, up to $10,000,000 of the Company’s common stock through June 30, 2006.

TOC
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

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net revenues	$308,422	$249,133	$189,341	$139,861	$81,186
Cost of revenues	53,893	41,854	31,798	25,064	21,527
Gross profit	254,529	207,279	157,543	114,797	59,659
Operating expenses:
Sales and marketing	102,707	84,192	74,249	58,026	47,207
Research and development	45,713	34,342	24,769	22,788	16,284
General and administrative	26,171	18,713	13,575	14,447	10,301
Equity-based compensation*	13	571	1,849	2,966	13,688
Total operating expenses	174,604	137,818	114,442	98,227	87,480
Operating income (loss)	79,925	69,461	43,101	16,570	(27,821)
Interest and other income, net	6,613	308	1,074	339	189
Income (loss) before income taxes	86,538	69,769	44,175	16,909	(27,632)
Provision for income taxes (benefit)	33,536	21,889	(15,627)	514	—
Net income (loss)	$53,002	$47,880	$59,802	$16,395	$(27,632)

Net income (loss) per share:
Basic	$1.16	$1.09	$1.44	$0.41	$(0.76)
Diluted	$1.11	$1.03	$1.37	$0.39	$(0.76)

Weighted average shares used to compute net income (loss) per share:
Basic	45,819	43,817	41,554	39,687	36,418
Diluted	47,775	46,451	43,619	42,353	36,418

*Equity-based compensation(1):
Sales and marketing	$—	$43	$699	$1,133	$6,602
Research and development	—	52	245	528	2,871
General and administrative	13	476	905	1,305	4,215
	$13	$571	$1,849	$2,966	$13,688

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$197,211	$185,138	$134,635	$68,952	$42,146
Working capital	211,251	190,066	137,575	64,907	32,117
Total assets	362,777	285,793	201,496	114,324	90,296
Long-term obligations	—	—	—	—	572
Accumulated earnings (deficit)	51,959	(1,043)	(48,923)	(108,725)	(125,120)
Stockholders’ equity	312,029	247,062	165,894	88,120	58,827

(1) The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), and related interpretations. The Company accounts for stock awards to parties other than employees and directors in accordance with the provisions of SFAS 123, and EITF Issue No. 96-18.

TOC
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, expected expenses including those related to sales and marketing, research and development and general and administrative, our beliefs regarding the health and growth of the market for our web collaboration services, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, and the effect of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Business, Principal Products, Locations

We offer several on-demand web collaboration services. “On-demand” is a software industry term meaning that the software is hosted at the vendor’s facilities and furnished to customers as a service—sometimes also called “software as a service” (SaaS) or a “hosted” service—rather than the software being furnished in tangible disc or downloaded-file form for physical installation on a computer server at the customer’s location. By web collaboration services, we mean services that allow end-users to conduct online meetings, share software applications, documents, presentations and other content online, participate in large-scale events or programs over the Internet using a standard web browser, and coordinate projects, activities and tasks. Our web collaboration services enable users to engage in rich-media, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient.

Originally, our principal product offering consisted of a basic real-time collaboration service—the web meeting. Since then we have expanded our offerings to include more advanced web collaboration services that complement our basic web meeting service. We sometimes also refer to such enhanced web collaboration services, which are designed for specific uses such as training, events, support and sales, as web applications. We have recently added to our service offerings a set of asynchronous collaboration services acquired in connection with our Intranets.com, Inc. (“Intranets”) acquisition. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums and contact directories. Our current business focus is to continue to enhance and market our various web collaboration services including web meetings and web applications, to develop and deploy new services such as our new asynchronous collaboration services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network.

Our web collaboration services run on our underlying WebEx MediaTone Network. The WebEx MediaTone Network is a private, switched, web-based network that is designed to deliver scalable, secure and managed real-time web collaboration services. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver advanced communications capabilities to hundreds or even thousands of computers simultaneously regardless of location across a wide variety of platforms, computer operating systems, devices and browsers—in both wired and wireless configurations.

Our corporate headquarters is located in Santa Clara, California, and we have a network operations center located in Mountain View, California. We also lease facilities in various U.S. cities and in several non-U.S. countries for sales-related

TOC
activities and, in some cases, to house equipment used in the operation of our MediaTone network. In the case of our China subsidiary, our largest subsidiary, our employees perform activities including quality assurance testing and software development activities, creation of technical documentation, background research for our sales personnel, preparation of marketing materials and the provisioning of customer web sites.

Revenue and Cash-Generation Models

We sell our services directly to customers, which in the fourth quarter of 2005 accounted for approximately 83% of our revenue, or $69.9 million, and for the full 2005 year accounted for approximately 85% of our revenue, or $260.7 million. We also sell our services indirectly through our resellers that buy and resell our services. These sales in the fourth quarter of 2005 represented approximately 17% of our revenue, or $13.8 million, and which for the full 2005 year accounted for approximately 15% of our revenue, or $47.7 million. With our resellers, we sell our services to and contract directly with the reseller, and revenue is recognized based on net amounts charged to the reseller. We also have another type of distribution arrangement--known as a referral arrangement--in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

The majority of our revenue is currently generated based on a committed-subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes commitment, which in the typical case enables the customer to have up to a set number of total minutes to utilize our services during a specified time period. For minutes-based subscriptions, we have expanded our customer offerings from the monthly minutes-based commitment offering to include quarterly, semi-annual and annual minutes-based commitment offerings. With any of these committed subscription offerings, the customer sometimes also pays overage fees, in addition to the committed subscription price. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes-based subscription pricing model uses more than its commitment.

We also offer “flat-rate” priced services, meaning that the customer pays a set price per month that is not influenced by usage or subject to overage fees. One of our flat-rate offerings is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. Our flat-rate offering is another of our committed subscription offerings.

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

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include certain reseller arrangements, customer overage fees for above-the-contract-limit use of ports or minutes, most types of telephony charges, and individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. As previously discussed, overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

We typically bill our customers monthly and on open account. For each of our concurrent-user, named-host and monthly minutes-based commitment subscription customers, the customer is billed monthly in advance based on the monthly subscription amount stated in the customer agreement. For these customers, additional usage beyond the monthly subscription quantity, or overage, is billed in arrears based on the actual amount of such overage. For quarterly, semi-annual and annual minutes-based subscription customers, all monthly billing is in arrears and based on actual usage during the month. If, following the last month

TOC
billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, the customer is billed for the remaining amount of the contractual commitment not previously billed.

Market Opportunities, Related Challenges and Our Responses

We believe the market for on-demand web collaboration services to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology, or IT, spending and employee travel. In light of increased IT budget constraints reportedly faced by many companies and particularly small companies or self-employed individuals, we believe a cost-saving decision is to hire an on-demand web collaboration services vendor to meet a company’s needs, rather than undertaking the capital and personnel spending necessary to construct and maintain an internal company or home office network. Additionally, as a result of increasing fuel prices and travel costs, we believe companies may decide that online collaboration—that is, web conferencing and web applications—usage can reduce costs and obviate the need to travel to conduct business, perform training, provide support or participate in large-attendee events. However, it is possible that growth in the market for web collaboration services may slow down or be less than currently projected.

There exist a number of challenges to the projected market growth scenario for on-demand web collaboration services, including a concern—actual or perceived—about security. As the universe of corporate activities that can be conducted in a web conference or with a web application expands, more and more of these activities will embrace sensitive corporate or government financial data, plans, projects or other proprietary information. If on-demand web collaboration technologies do not have embedded within them adequate security protections so that the contents of, for example, web conference or application will remain private among the participants, usage may not grow as projected. Moreover, to the extent that there occur publicized incidents of security breaches associated with usage of a web collaboration technology, regardless of which vendor is involved, the security-related concerns of would-be users of the technology likely will be increased and this could dampen market growth. We have assigned a high priority, in the design and implementation of our WebEx MediaTone Network, to these security issues.

Another challenge to broad adoption of on-demand web collaboration services is general acceptance of this mode of communication as a normal part of business activity. Individuals may not feel comfortable using the technology, or they may prefer traditional means of communicating such as the telephone or face-to-face meetings. Broad adoption of web collaboration will occur only if large numbers of users incorporate the use of this technology as part of their normal business activity.

Industry-Wide Factors Relevant to Us

The collaboration software and services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit, Saba, and Salesforce.com.

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other collaborative web communications services. One of our key resellers, Intercall, is a subsidiary of West Corporation which recently announced its intention to acquire our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft has a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. In mid-2005, Microsoft announced the acquisition of collaboration software provider Groove Networks. In November 2005, Microsoft previewed by press announcement its Microsoft Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

In addition, some competitors offer web communications products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these

TOC
competitors. In 2005, we introduced new services with lower entry prices that enable us to compete more effectively with such offerings. If our industry were to experience a general decline in prices and there were not a sufficient increase in volume to compensate for the price reductions, we might be forced to change the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins, such as switching to different sales practices. Finally, some of our competitors offer software products or products that are a combination of software and hardware that include web collaborations functionality, and which allow customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements. We believe that there are a number of accounting policies that are critical to understanding our historical and future performance. These significant accounting policies relate to revenue recognition, sales reserves, allowance for doubtful accounts, income taxes, goodwill and intangible assets and equity-based compensation. The policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. We sell web collaboration services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (straight-line) over the current term of the contract and variable usage-based fees are recognized as usage occurs. During the initial term, we provide training services, web-page design and set-up services. Some minute based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month the customer is billed and revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to subscription services revenue, we derive revenue from pay-per-use services and telephony charges that are recognized as the related services are provided.

We also enter into reselling arrangements with certain resellers, which purchase and resell our services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. Our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from resellers are deferred until the

TOC
related services are provided or until otherwise earned by us. We contract directly with resellers, and revenue is recognized based on net amounts charged to the reseller.

Persuasive evidence for all of our arrangements is represented by signed contracts. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and the reseller forfeits commitment fees at the end of the commitment period.

Sales Reserves

The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenue at the time of the sale. Increases to the sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based primarily on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to insolvency of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based primarily on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. If we are uncertain whether a loss is appropriately charged to the sales reserve or the allowance for doubtful accounts, we charge the loss to the sales reserve.

We assess, on a quarterly basis, the adequacy of the sales reserve account balance and the allowance for doubtful accounts account balance based primarily on historical experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the eight quarters ended December 31, 2005:

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Sales reserve:	(Dollars in thousands)
Beginning balance	$5,479	$4,748	$4,387	$4,631	$4,447	$4,995	$4,682	$4,571
Amounts deducted from revenue	3,816	4,022	3,179	2,621	2,518	1,331	2,309	2,115
Amounts written off	(3,218)	(3,291)	(2,818)	(2,865)	(2,334)	(1,879)	(1,996)	(2,004)
Ending balance	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447	$4,995	$4,682

Allowance for doubtful accounts:
Beginning balance	$880	$562	$845	$1,003	$916	$1,266	$1,649	$2,266
Amounts charged (credited) to bad debt expense	242	454	(34)	237	231	(258)	(135)	(439)
Amounts written off	(68)	(136)	(249)	(395)	(144)	(92)	(248)	(178)
Ending balance	$1,054	$880	$562	$845	$1,003	$916	$1,266	$1,649

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$6,359	$5,310	$5,232	$5,634	$5,363	$6,261	$6,331	$6,837
Amounts deducted from revenue / charged (credited) to bad debt expense	4,058	4,476	3,145	2,858	2,749	1,073	2,174	1,676
Amounts written off	(3,286)	(3,427)	(3,067)	(3,260)	(2,478)	(1,971)	(2,244)	(2,182)

TOC

Ending balance	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363	$6,261	$6,331

Gross accounts receivable	$58,362	$49,894	$46,296	$39,757	$38,072	$34,694	$32,918	$29,198

Sales reserve as a percentage of gross accounts receivable	10.4%	11.0%	10.3%	11.0%	12.2%	12.8%	15.2%	16.1%

Allowance for doubtful accounts as a percentage of gross accounts receivable	1.8%	1.8%	1.2%	2.1%	2.6%	2.6%	3.8%	5.6%

Total receivable reserves as a percentage of gross accounts receivable	12.2%	12.8%	11.5%	13.1%	14.8%	15.4%	19.0%	21.7%

Income Taxes

We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers.  Deferred tax assets and liabilities are also determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered.  The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated.  Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income.  These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.  For the year ended December 31, 2005, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards.  The evaluation resulted in the realization of the tax benefit of these deferred assets of $415,000 for the balance of the year, of which $387,000 was accounted for as a credit to additional paid-in capital.

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

Impairment of Goodwill and Intangible Assets

 We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Amortizable intangible assets subject to this evaluation include acquired developed technology, intellectual property rights, trade names and domain names and customer contracts and relationships. We assess the impairment of goodwill annually during our fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

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

TOC

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting unit with goodwill. If our revenue and cost forecasts are not achieved, we may incur a charge for goodwill impairment, which could have a material adverse effect on our income statement.

Equity-Based Compensation

We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employee, in accounting for employee equity-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income and net income per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in Note 1 of our consolidated financial statements, consisting of the expected life of the option, volatility, risk-free interest rate, dividend yield and the weighted average fair value of grants. Actual volatility, expected lives, risk-free interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated. In determining volatility, beginning in the fourth quarter of 2005, we determined that a combination of implied volatility and historical volatility is a better indicator of expected volatility than historical volatility alone. In addition, we modified our assumption of the expected life of stock options granted during the fourth quarter of 2005 to 4.9 years based on further analysis. We believe that these refinements will generate more representative estimates of fair value.

Recent Accounting Pronouncements

See Note 1 of the notes to the consolidated financial statements in Item 8 for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Net Revenues

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Net revenues	$308,422	$249,133	$189,341
Increase, period over period	$59,289	$59,792
Percentage increase, period over period	24%	32%

Net revenues increased in 2005 and 2004 as compared to the prior year periods due primarily to growth in our domestic and international subscriber base and increased usage of existing and new service products. During 2005, organic growth in the number of customers for our core applications increased by 24% to over 13,000 customers. In addition, with the acquisition of Intranets during the third quarter of 2005, an additional 8,800 new customers were added to our installed customer base. During 2004, the number of customers in our subscriber base grew by more than 26% as compared to 2003.

U.S. net revenues were $268.8 million for 2005, an increase of 22% from the prior year, while international net revenues increased 36% to $39.6 million during 2005. Included in U.S. net revenues for 2005 was total non-recurring revenue of $1.4

TOC
million and $1.6 million recognized in the third and fourth quarters, respectively, from a project with the U.S. Department of Defense (“DOD”). This revenue is in addition to our commercial managed service contract with the DOD. In 2005, we recorded $3.9 million of revenues related to Intranets, including $704,000 in the third quarter of 2005 and $3.2 million in the fourth quarter of 2005. In 2004, U.S. net revenues were $219.9 million and international net revenues were $29.2 million.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as monthly revenue rate (“MRR”). We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of December 2005 were approximately $21.4 million and our average monthly-uncommitted revenue in the quarter ended December 31, 2005 was $7.3 million. Thus our monthly revenue rate exiting December 2005 was $28.7 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter's revenue, the actual revenue in the next quarter is impacted by other factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii) usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events and other non-recurring revenues that are not included in MRR, (v) partner commitment fees in deferred revenue, and (vi) sales reserve adjustments. Certain revenue elements not included in MRR have been declining in recent quarters due to changes in our business practices. For example, due to recent changes in our sales compensation plans, our sales employees, where permitted to give customer discounts, have been more apt than previously to give discounts on the set-up fee portion of a customer’s payment obligation and less apt than previously to give discounts on the monthly subscription, or MRR, portion of the customer’s payment obligation. Also, we now less frequently require a prepaid commitment from a reseller than we previously did. On the other hand, customer credits, which are among the factors outside of MRR that operate to reduce our revenue, have increased in the most recent three quarters. Also, quarterly minutes-based subscriptions have been increasing. While quarterly or semiannual minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly or semiannual billing period.

The following table shows our MRR for the eight quarters ended December 31, 2005:

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(In millions)
Uncommitted usage - monthly average during the quarter	$7.3	$7.3	$7.7	$7.0	$6.2	$6.0	$5.9	$5.1
Contracted subscriptions at the end of the quarter	21.4	19.2	18.3	17.4	16.8	15.9	15.1	14.1
Total MRR	$28.7	$26.5	$26.0	$24.4	$23.0	$21.9	$21.0	$19.2

Our lost customer ratio is based on customer count and is calculated as the quotient obtained from the following: (i) the average monthly number of lost customers (including customers who have switched their purchases of our services from us directly to our partners) during the quarter, divided by (ii) our total number of customers at the end of the last month of the quarter plus the average monthly number of lost customers during the quarter (including customers who have switched their purchases of our services from us directly to our partners). Our lost subscription customer ratio for the three months ended December 31, 2005 was 2.2% per month, which includes Intranets beginning in the fourth quarter of 2005. The following table shows our lost customer ratio for the eight quarters ended December 31, 2005:

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Lost subscription customer ratio percentage	2.2%	1.9%	1.9%	2.0%	1.9%	1.3%	1.5%	1.5%

Cost of Revenues

Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows:

TOC

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cost of revenues	$53,893	$41,854	$31,798
Percentage of net revenues	17%	17%	17%
Increase, period over period	$12,039	$10,056
Percentage increase, period over period	29%	32%

Cost of revenues increased 29% and 32% during 2005 and 2004, respectively, as compared to the corresponding prior year periods due primarily to increases in the costs for delivering existing and new services to more domestic and international customers. In addition, we increased our technical staff 14% during 2005 and 61% during 2004 to support our installed base of customers as well as increased expenditures to expand and improve our worldwide network.

In the third and fourth quarters of 2005, we recognized aggregate costs related to the non-recurring DOD arrangement in the amount of $1.5 million. Also, during the third quarter of 2005, we acquired Intranets, which resulted in the recording of purchased intangible assets, including developed technology, which is amortized into cost of revenues. During 2005, the amortization related to the developed technology from Intranets was approximately $548,000. In 2004, we purchased land and a building containing approximately 125,000 square feet of commercial grade facility of which 25,000 square feet consists of data infrastructure facility floor space for $15.9 million. Land totaling $9.7 million is not depreciated, and the building totaling $6.2 million is being depreciated over 10 years. As part of the purchase, we also acquired certain items of data infrastructure equipment previously installed and situated on the property. During 2004, we used this facility as our network-operating center as well as to expand our primary switching center to accommodate growing usage requirements on our WebEx MediaTone Network.

Sales and Marketing

Sales and marketing expense consists of personnel costs, including commissions for sales, marketing and customer care, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollar in thousands)

Sales and marketing	$102,707	$84,192	$74,249
Percentage of net revenues	33%	34%	39%
Increase, period over period	$18,515	$9,943
Percentage increase, period over period	22%	13%

Sales and marketing expense increased 22% and 13% during 2005 and 2004, respectively, as compared to the corresponding prior year periods due primarily to increased spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. Sales and marketing headcount increased 23% in 2005 and 24% in 2004, respectively, as compared to the corresponding prior year periods. During 2005, we launched several new marketing programs around new product releases, including the release of WebOffice, which is intended to expand our offerings in the small to medium business market, as well as MeetMeNow and PCNow, which are targeted to individual professionals.

In February 2005, we experienced a fire at our Amsterdam headquarters, which resulted in additional expenses of $1.1 million in the first quarter of 2005. During the third and fourth quarter of 2005, we received $549,000 and $375,000, respectively, from our insurance carrier in connection with this loss, which amounts were recorded as a reduction to sales and marketing expense in the periods received.

Research and Development

Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Research and development	$45,713	$34,342	$24,769

TOC
Percentage of net revenues	15%	14%	13%
Increase, period over period	$11,371	$9,573
Percentage increase, period over period	33%	39%

Research and development expense increased 33% and 39% during 2005 and 2004, respectively, as compared to the corresponding prior year periods due primarily to increases in personnel and equipment related expenses resulting from an increase in headcount to develop and support existing and new products including increases in the number of such personnel in WebEx China. Research and development headcount increased 9% in 2005 and 58% in 2004, respectively, as compared to the corresponding prior year periods.

We recorded a $307,000 expense to in-process research and development in connection with the acquisition of Intranets in the third quarter of 2005. This amount was immediately expensed in the period the acquisition was completed as the project associated with the in-process research and development had not yet reached technological feasibility and no future alternative uses existed for the technology.

General and Administrative

General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows:
	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)

General and administrative	$26,171	$18,713	$13,575
Percentage of net revenues	8%	8%	7%
Increase, period over period	$7,458	$5,138
Percentage increase, period over period	40%	38%

General and administrative expense increased 40% during 2005 as compared to 2004 due primarily to an increase in bad debt expense and increased employee-related expenses. Bad debt expense was $899,000 during 2005 compared to a credit of $601,000 in 2004. The expense in 2005 was due to an increase in revenue coupled with a relatively flat projected percentage of future credit losses. Future credit losses are primarily based on trended historical losses. The increase in employee-related expenses was due primarily to an increased headcount of 18% in 2005 as compared to 2004.

General and administrative expense increased 38% during 2004 as compared to 2003 due primarily to increased spending on employee-related expenses and increased professional service expenses, offset in part by a decrease in bad debt expense. General and administrative headcount increased 55% in 2004 as compared to 2003. The increase in professional services was required to address new regulations including new regulations imposed by the Sarbanes-Oxley Act of 2002. Bad debt expense was a credit of $601,000 in 2004 and a debit of $850,000 in 2003. In 2004, the trend in historical loss percentage decreased sharply compared to 2003 resulting in a credit to expense from the bad debt allowance to adjust the reserve to the calculated potential future credit loss requirements.

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

Equity-based compensation expense was $13,000, $571,000 and $1.8 million in 2005, 2004 and 2003, respectively. The decreases from year to year were primarily due to the vesting of options granted, forfeitures of unvested options by terminated employees and the effects of the fluctuations of our stock price on the recognition of expense on options granted to non-employees. In connection with the calculation of equity-based compensation expense, members of our Board of Directors are treated the same as employees of WebEx.

Interest and other income, net

Interest and other income, net consists of net investment income, interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries, and certain other expenses. Interest and other income, net was $6.6 million,

TOC
$308,000 and $1.1 million in 2005, 2004 and 2003, respectively. The increase in interest and other income, net in 2005 was due primarily to increased interest income of $3.5 million from greater cash and investments balances and higher interest rates. To a lesser extent, in 2005, currency exchange gains from transactions in other than the local currency of our foreign subsidiaries also contributed to the increase. The decrease in 2004 as compared to the prior year period was due primarily to increased losses from currency exchange as a result of non-functional currency transactions of our foreign subsidiaries, offset in part by higher interest earned as a result of increased cash invested.

Provision for income taxes

In 2005, a release of $415,000 of valuation allowance relating primarily to net operating loss carryforwards resulted in a tax benefit of $28,000 and an increase of $387,000 to additional paid-in capital attributable to the tax benefit of stock options. In 2004, the provision for income tax included a release of $4.7 million of valuation allowance primarily related to remaining net operating loss carryforwards, which resulted in a tax benefit of $3.8 million and a $900,000 credit to additional paid-in capital attributable to the tax benefit of stock options. Following eight successive quarters of profitability in 2003 and 2002, we had evidence to support the recognition of deferred tax assets. Accordingly, in 2003 we released a valuation allowance in the amount of $21.4 million based on projected future income that resulted in a tax benefit for the year. The releases of the valuation allowance were recorded in the fourth quarter of 2004 and 2003, respectively, when we updated our forecast of future projected income. Our effective tax rate in 2005, 2004 and 2003 has fluctuated as a result of the valuation allowance adjustments described above and may continue to fluctuate in 2006 with the expected adoption of the new accounting standard requiring expensing of equity-based employee compensation (See Note 1 of our Consolidated Financial Statements located in Item 8).

Liquidity and Capital Resources

	Year ended December 31,
	2005	2004	2003
	(In thousands)

Net cash provided by operating activities	$68,592	$68,805	$60,771
Net cash used in investing activities	(112,465)	(52,675)	(37,214)
Net cash provided by financing activities	1,737	23,426	14,842
Net (decrease) increase in cash and cash equivalents	$(42,136)	$39,556	$38,399

We have generated cash from operations in each quarter since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations.

As of December 31, 2005, cash, cash equivalents and short-term investments were $197.2 million, an increase of $12.1 million compared with cash and cash equivalents of $185.1 million as of December 31, 2004. As of December 31, 2005 and 2004, we had no debt.

Operating Activities

Net cash provided by operating activities decreased $213,000 in 2005 as compared to 2004. Net cash provided by operating activities decreased due primarily to an increase in accounts receivable of $13.5 million due to continued growth in sales, a change in the method of recording cash in transit, and to a lesser extent the acquisition of Intranets in September 2005. The decrease in cash flow from operations in 2005 was offset in part by an increase in net income of $5.1 million, adjusted for non-cash items of $1.5 million including provisions for doubtful accounts and sales reserve, depreciation and amortization and tax benefits on stock plans. In addition, an increase in income taxes payable as compared to the prior year period offset the decline in cash from operations.

Net cash provided by operating activities increased $8.0 million in 2004 as compared to 2003. Cash provided by operating activities in 2004 was primarily the result of net income adjusted for non-cash charges offset by uses for working capital attributable to increases in accounts receivable and decreases in taxes payable.

Investing Activities

Net cash used in investing activities increased $59.8 million in 2005 as compared to 2004. Net cash used in investing activities increased due primarily to an increase in net investment purchases of $43.8 million compared to 2004 as well as cash used for the acquisition of Intranets in the third quarter of 2005 of $40.0 million, net of cash acquired. Cash used in investing activities was offset in part by decreases in capital purchases of $19.5 million during 2005. The purchase of property and

TOC
equipment during 2005 was due primarily to capital expenditures for equipment, hardware and software used in our MediaTone Network. During 2004, we acquired land and building for our new network operating center.

Net cash used in investing activities increased $15.5 million in 2004 as compared to 2003. Net cash used by investing activities related primarily to an increase in purchases of property and equipment and the acquisition in 2004 of CyberBazaar. In 2004, we acquired land and building for our new network operating center.

Financing Activities

Net cash provided by financing activities decreased $21.7 million in 2005 as compared to 2004. Net cash provided by financing activities decreased due primarily to share repurchases of $34.1 million in 2005 compared to $5.8 million in 2004, offset in part by increased proceeds received from issuances of common stock under employee stock programs of $35.9 million in 2005 as compared to $29.3 million in 2004. Our Board of Directors authorized a share repurchase program in July 2004 for an eighteen-month period, which under management discretion, a maximum of $40.0 million in shares of our common stock could be repurchased. As of December 31, 2005, the entire $40.0 million approved by the Board of Directors had been used to repurchase 1,767,000 shares of our common stock. During the fourth quarter of 2005, the Board of Directors authorized an additional $10.0 million for share repurchases through June 2006.

Net cash provided by financing activities increased $8.6 million in 2004 as compared to 2003. Net cash provided by financing activities increased due primarily to cash received from stock option exercises and employee stock purchase plan purchases, offset in part by increased share repurchases in 2004.

Other

In December 2004, we entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were each to pay equal amounts to fund certain research and development projects to be managed jointly by WebEx and HKUST. In December 2004 and April 2005, we paid $500,000 and $318,000, respectively, in cash pursuant to the agreement, which amounts were charged to research and development. We will obtain sole ownership of any intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. Under this arrangement, we will provide one final payment of $110,000 due in April 2006. This future payment obligation is included in “Other commitments” in the table below.

In September 2005, we acquired all of the outstanding stock of Intranets. This acquisition is intended to expand our offerings in the small to medium business market as well as enhance cross selling of Intranets asynchronous services into the WebEx marketplace. The purchase consideration was approximately $42.7 million, paid in cash, and includes direct transaction costs. An additional $2.7 million may be paid to the senior management of Intranets based on continued employment for one year and is being accrued as compensation expense. See Note 4 of our Consolidated Financial Statements located in Item 8 for further information.

In April 2004, we completed the acquisition of CyberBazaar of Bangalore India, an audio conferencing company, in order to directly pursue the web conferencing market in India. We subsequently renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India has continued to maintain the CyberBazaar offices, management team and employees. WebEx paid the former CyberBazaar shareholders approximately $2.7 million in cash at closing. Additional payments of $1.4 million were accrued in 2004 and paid in 2005 based on the performance of CyberBazaar in calendar year 2004. These additional payments were tied to continued employment of the former owners of CyberBazaar at our new India subsidiary and, accordingly, are being expensed as compensation.

In September 2004, we entered into an agreement with NCR Corporation, a technology company, which included the acquisition from NCR of certain intangible assets and a release from any past liability associated with those assets. The terms of the agreement included our acquiring five NCR patents issued in the U.S. together with the foreign counterparts of those patents, obtaining licenses to certain other NCR patents for the life of those patents, and mutually agreeing with NCR not to commence legal actions against each other on other patents in the companies’ respective portfolios for a period of three years. The acquired patents were filed between 1993 and 1997. The amount paid in cash by us under the agreement, which was allocated to the acquired intangible assets based on fair value, was $2.6 million and is being amortized into cost of revenues. The remainder of the consideration under the agreement consisted of $309,000, which was allocated to the value of releases from any liability that might have accrued prior to the effective date of the agreement and which was charged to cost of revenues in the three months ended September 30, 2004.

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity

TOC
date. The credit agreement expires June 15, 2006. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of December 31, 2005, we had no outstanding borrowings under the credit line, but we did have a $4.0 million letter of credit issued under the line as security for our headquarters lease.

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

Lease Commitments

During the fourth quarter of 2005, we began occupancy of new facilities located in Amsterdam, the Netherlands and Laguna Hills, California. The lease terms for these facilities are 60 and 64 months, respectively and each commenced in October 2005. Future minimum lease payments under the life of both of these leases total an aggregate of $2.5 million.

With the acquisition of Intranets in September 2005, we assumed a lease obligation for office space in Burlington, Massachusetts. The lease term is for approximately 66 months which commenced in January 2005. Future minimum lease payments under the life of the lease total $2.6 million. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit and related interest is treated as restricted cash and is included in other non-current assets in the consolidated balance sheets.

In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

Purchase Commitments

As of December 31, 2005, our material purchase commitments, including those for telecommunication lines and data services, equipment and software and construction of leasehold improvements at new leased facilities, totaled $16.0 million. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Indemnity and Warranty Obligations

In our agreements with customers and resellers, we agree to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on our services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, we have provided certain warranties and committed to maintain certain service levels in some of our agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, our agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit our liability under the agreements to the amount of fees paid to us. As of December 31, 2005, we had incurred no liability with respect to our indemnification obligations and had not incurred any material liability with respect to our warranty and service level obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

TOC

Long Term Contracts

The following table summarizes our significant contractual commitments at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Operating lease commitments	$43,739	$6,403	$12,529	$11,366	$13,441
Purchase commitments	16,038	15,446	592	—	—
Other commitments	110	110	—	—	—
Total	$59,887	$21,959	$13,121	$11,366	$13,441

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

A small, but growing, part of our business is conducted outside the United States. In the majority of non-U.S. transactions, whether they are revenue transactions or the payment of expenses or other obligations owing in the non-U.S. country, the currency involved is the local currency. In some countries we have far more sales collections than we do payment obligations; in other countries, the reverse is true. For example, in China we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, and these are currently not offset by revenues in China. As a result of this imbalance between local currency collections and payments in certain non-U.S. countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in such foreign markets. When the amount of revenues obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

Interest Rate Risk

We do not use derivative financial instruments or market risk sensitive instruments. Instead, we invest in highly liquid investments with short maturities. Accordingly, we do not expect any material loss from these investments and believe that our potential interest rate exposure is not material.

TOC
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WebEx Communications, Inc.:

We have audited the accompanying consolidated balance sheets of WebEx Communications, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of WebEx Communications, Inc. as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

                                                                  /s/ KPMG LLP

Mountain View, California
March 9, 2006

TOC
WEBEX COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2005	2004
	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$68,416	$110,552
Short-term investments	128,795	74,586
Accounts receivable, net of allowances of $7,131 and $5,634, respectively	51,231	32,438
Prepaid expenses and other current assets	7,231	4,817
Prepaid income taxes	—	1,739
Deferred tax assets	6,326	4,665
Total current assets	261,999	228,797
Property and equipment, net	51,592	44,783
Goodwill	28,224	1,822
Intangible assets, net	16,453	3,410
Deferred tax assets	2,930	5,724
Other non-current assets	1,579	1,257
Total assets	$362,777	$285,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,011	$8,685
Accrued liabilities	24,737	20,179
Deferred revenue	12,652	9,867
Income tax payable	4,348	—
Total liabilities	50,748	38,731

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 46,143 and 44,953 shares issued and outstanding, respectively)	46	45
Additional paid-in capital	258,002	245,807
Deferred equity-based compensation	—	(15)
Accumulated other comprehensive income	2,022	2,268
Accumulated earnings (deficit)	51,959	(1,043)
Total stockholders' equity	312,029	247,062
Total liabilities and stockholders' equity	$362,777	$285,793

See accompanying notes to consolidated financial statements.

TOC
WEBEX COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net revenues	$308,422	$249,133	$189,341
Cost of revenues	53,893	41,854	31,798
Gross profit	254,529	207,279	157,543
Operating expenses:
Sales and marketing	102,707	84,192	74,249
Research and development	45,713	34,342	24,769
General and administrative	26,171	18,713	13,575
Equity-based compensation*	13	571	1,849
Total operating expenses	174,604	137,818	114,442
Operating income	79,925	69,461	43,101
Interest and other income, net	6,613	308	1,074
Income before income taxes	86,538	69,769	44,175
Provision for income taxes (benefit)	33,536	21,889	(15,627)
Net income	$53,002	$47,880	$59,802

Net income per share:
Basic	$1.16	$1.09	$1.44
Diluted	$1.11	$1.03	$1.37

Weighted average shares used to compute net income per share:
Basic	45,819	43,817	41,554
Diluted	47,775	46,451	43,619

*Equity-based compensation:
Sales and marketing	$—	$43	$699
Research and development	—	52	245
General and administrative	13	476	905
	$13	$571	$1,849

See accompanying notes to consolidated financial statements

TOC

WEBEX COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Number of shares	Par Value	Additional Paid -in Capital	Note Receivable from Stockholder	Deferred Equity Based Comp-ensation	Comprehensive Income	Accumulated Other Comprehensive Income	Accum- ulated (Deficit) Earnings	Total Stockholders’Equity
	(In thousands, except number of shares)

Balance December 31, 2002	41,021,899	$41	$197,160	$(45)	$(1,092)		$781	$(108,725)	$88,120
Net income	—	—	—	—	—	$59,802	—	59,802	59,802
Foreign currency translation adjustment	—	—	—	—	—	935	935	—	935
Unrealized loss on investments, net of reclassifications for realized gains	—	—	—	—	—	(143)	(143)	—	(143)
Comprehensive income	—	—	—	—	—	$60,594	—	—	—
Repurchase of common shares	(26,717)	—	(25)	—	—		—	—	(25)
Forfeitures of stock options	—	—	(364)	—	364		—	—	—
Issuance of common stock in connection with employee stock plans	1,776,419	2	15,309	—	—		—	—	15,311
Repayment of note	—	—	—	45	—		—	—	45
Amortization of equity-based compensation to employees	—	—	413	—	654		—	—	1,067
Equity-based compensation to non-employees	—	—	782	—	—		—	—	782
Balance December 31, 2003	42,771,601	$43	$213,275	$—	$(74)		$1,573	$(48,923)	$165,894
Net income	—	—	—	—	—	$47,880	—	47,880	47,880
Foreign currency translation adjustment	—	—	—	—	—	833	833	—	833
Unrealized loss on investments, net of reclassifications for realized gains	—	—	—	—	—	(138)	(138)	—	(138)
Comprehensive income	—	—	—	—	—	$48,575	—	—	—
Repurchase of common shares	(308,100)	—	(5,826)	—	—		—	—	(5,826)
Forfeitures of stock options	—	—	(13)	—	13		—	—	—
Issuance of common stock in connection with employee stock plans	2,489,303	2	29,250	—	—		—	—	29,252
Stock option income tax benefit	—	—	8,596	—	—		—	—	8,596
Amortization of equity-based compensation to employees	—	—	8	—	46		—	—	54
Equity-based compensation to non-employees	—	—	517	—	—		—	—	517
Balance December 31, 2004	44,952,804	$45	$245,807	$—	$(15)		$2,268	$(1,043)	$247,062
Net income	—	—	—	—	—	$53,002	—	53,002	53,002
Foreign currency translation adjustment	—	—	—	—	—	138	138	—	138
Unrealized loss on investments, net of reclassifications for realized gains	—	—	—	—	—	(384)	(384)	—	(384)
Comprehensive income	—	—	—	—	—	$52,756	—	—	—
Repurchase of common shares	(1,458,436)	(1)	(34,138)	—	—		—	—	(34,139)
Forfeitures of stock options	—	—	(21)	—	21		—	—	—
Issuance of common stock in connection with employee stock plans	2,648,193	2	35,874	—	—		—	—	35,876
Stock option income tax benefit	—	—	10,459	—	—		—	—	10,459
Amortization of equity-based compensation to employees	—	—	—	—	(6)		—	—	(6)
Equity-based compensation to non-employees	—	—	21	—	—		—	—	21
Balance December 31, 2005	46,142,561	$46	$258,002	$—	$—		$2,022	$51,959	$312,029

See accompanying notes to consolidated financial statements

TOC

WEBEX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$53,002	$47,880	$59,802
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	14,537	7,672	10,690
Depreciation and amortization	15,989	12,368	11,947
Loss from disposal of assets	464	—	—
Deferred income taxes	583	11,622	(21,432)
Tax benefit of stock plans	10,459	8,596	—
Equity-based compensation	13	571	1,849
In-process research and development charge	307	—	—
Changes in operating assets and liabilities:
Accounts receivable	(32,159)	(18,696)	(12,639)
Prepaid expenses and other current assets	(2,303)	(2,312)	230
Other non-current assets	(36)	437	(92)
Accounts payable	(884)	4,037	(1,275)
Accrued liabilities	545	1,226	8,103
Income tax payable	5,625	(5,510)	1,838
Deferred revenue	2,152	219	914
Other	298	695	836
Net cash provided by operating activities	68,592	68,805	60,771

Cash flows from investing activities:
Purchases of property and equipment	(17,691)	(37,193)	(9,249)
Purchases of available-for-sale securities	(119,322)	(157,512)	(63,461)
Maturities and sales of available-for-sale securities	64,571	146,565	36,178
Payments of security deposits	—	—	4
Payments made in connection with business acquisitions, net of cash acquired	(40,023)	(4,535)	(686)
Net cash used in investing activities	(112,465)	(52,675)	(37,214)

Cash flows from financing activities:
Net proceeds from issuances of common stock	35,876	29,252	15,356
Repurchase of common stock	(34,139)	(5,826)	(25)
Principal payments of capital lease obligations	—	—	(489)
Net cash provided by financing activities	1,737	23,426	14,842

(Decrease) increase in cash and cash equivalents	(42,136)	39,556	38,399
Cash and cash equivalents at beginning of the year	110,552	70,996	32,597
Cash and cash equivalents at end of the year	$68,416	$110,552	$70,996

Supplemental disclosures of non-cash investing and financing activities:
Deferred equity-based compensation	(21)	(13)	(364)
Unrealized loss on investments	(384)	(138)	(143)
Capitalization of lease incentives	2,295	—	—
Adjustments recorded in conjunction with business acquisitions	101	433	—

Cash paid for:
Interest	—	2	12
Income taxes	16,358	7,180	4,113

See accompanying notes to consolidated financial statements

TOC

WEBEX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies

Company Background

WebEx commenced operations under the name Silver Computing, Inc. in February 1995. WebEx changed its name to Stellar Computing Corporation in June 1997, ActiveTouch Systems, Inc. in December 1997, ActiveTouch, Inc. in May 1998, and WebEx, Inc. in December 1999. In July 2000, WebEx reincorporated in Delaware under the name WebEx Communications, Inc. WebEx released interactive communications software built on its technology in early 1998, and its business at that time was focused on licensing software to end-users. WebEx began offering WebEx Meeting Center, its first real-time, interactive multimedia collaboration service, in February 1999 and began selling the service to customers and resellers. With WebEx Meeting Center, WebEx’s business focus became providing customers and resellers access to its hosted services under subscription and other service arrangements, and WebEx discontinued licensing software to end-users.

WebEx currently develops and markets web collaboration services that allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser. Integrated telephony and web-based audio and video services are also available using standard devices such as telephones, computer web-cameras and microphones.

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

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. The Company sells web collaboration services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers typically access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because the Company provides its applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. Committed and fixed fee subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. Some minute-based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to committed and flat-rate or subscription service revenue, WebEx derives revenue from pay-per-use services, usage in excess of commitments and other per-minute-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

The Company also enters into reselling arrangements with resellers, which purchase and resell the Company’s services on a revenue sharing, discounted or pay-per-use basis. Revenue under these arrangements is derived from services provided to end-

TOC
users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. The Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from resellers are deferred until the related services are provided or until otherwise earned by WebEx. When the reseller bills the end-user, WebEx sells the services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user. In such cases, WebEx contracts directly with the reseller and revenue is recognized based on discounted amounts charged to the reseller. A significant majority of the revenue derived from the Company’s resellers comes from distribution agreements of this type. In a small minority of cases, WebEx bills the end-user directly. In these situations, a percentage of the proceeds generated from the sale of WebEx services are paid to the reseller. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the reseller are recorded as sales and marketing expense.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) unearned portion of annual or other period billed subscription service fees; (3) deferred set-up fees; and (4) advances received from resellers under revenue sharing arrangements. As of December 31, 2005 and December 31, 2004, accounts receivable includes receivables of $6.4 million and $2.6 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

Advertising Costs

Advertising costs are expensed as incurred. WebEx’s advertising and promotion expense was $18.6 million, $13.6 million, and $14.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Cash Equivalents, Short-term Investments and Other Investments

Cash equivalents consist of highly liquid investments with remaining maturities of less than three months at date of purchase. Highly liquid investments with maturities greater than three months are classified as short-term investments. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates available-for-sale designation as of each balance sheet date. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

Investments in nonpublic companies are carried at cost. WebEx monitors these investments for impairment and records appropriate reductions in carrying values when there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company’s investment holdings in nonpublic companies are not material to the consolidated balance sheets.

Sales Reserve and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve for losses on receivables resulting from customer credits, cancellations or terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based primarily on an analysis of the

TOC
historical rate of credits, cancellations or terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations or terminations being consistent with the historical rate.

WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable resulting from customers’ financial distress or failure are charged to the allowance for doubtful accounts. The allowance is estimated based primarily on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate.

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

Useful Life
(In years)
Computer equipment and purchased software	3
Building	10
Office furniture and fixtures	3
Leasehold improvements	3-10

Restricted Cash

With the acquisition of Intranets.com, Inc. (“Intranets”) in September 2005, WebEx assumed a lease obligation for office space in Burlington, Massachusetts. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit and related interest is treated as restricted cash and included in other non-current assets in the consolidated balance sheet as of December 31, 2005. During 2004, WebEx had $204,000 of restricted cash pledged to support a letter of credit provided as a security deposit on one of WebEx’s leased facilities. The deposit was required for the full term of the lease, which expired in 2004, and the related restricted cash has been released.

Goodwill

 WebEx evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income or discounted cash flow approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test during the fourth quarter of 2005 and 2004 and determined there to be no impairment.

Software Development Costs

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility of the product has been established. Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers. At December 31, 2005 and 2004, costs qualifying for capitalization have been insignificant as WebEx’s current development process is essentially completely concurrent with the establishment of technological feasibility.

WebEx also capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is included in property and equipment and is depreciated over the life of the project when development is complete.

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

TOC
the asset and its eventual disposition. If the carrying value exceeds the cash flows, such assets are considered to be impaired, and the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount of the assets or fair value less costs to sell.

Equity-Based Compensation

The Company accounts for stock awards to employees and directors in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense for fixed plan stock options is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Deferred equity-based compensation is amortized over the vesting period using the method described in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company accounts for stock awards to parties other than employees and directors in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The equity-based compensation expense for options granted to non-employees is re-measured for changes in the fair value of the underlying shares until the underlying shares vest.

The fair value of each option granted during periods subsequent to the effective date of the Company's registration statement on Form S-1 with the Securities and Exchange Commission on July 27, 2000 and the fair value of employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants and purchase rights for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Stock options			Employee stock purchase plan
	2005	2004	2003	2005	2004	2003

Weighted average fair value of grants	$12.70	$13.15	$9.39	$5.50	$5.75	$4.81
Expected life (in years)	4.1	3.5	3.5	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	66%	86%	99%	32%	86%	99%
Risk-free interest rate	4.13%	3.21%	2.37%	3.76%	1.47%	1.14%
Dividend yield	—	—	—	—	—	—

In light of new accounting guidance under SFAS 123R, beginning in the fourth quarter of 2005, WebEx reevaluated its assumptions used in estimating the fair value of employee options granted. Based on this assessment, management determined that a combination of implied volatility and historical volatility is a better indicator of expected volatility than historical volatility alone. In addition, WebEx modified its assumption of the expected life of stock options granted during the fourth quarter of 2005 to 4.9 years based on further analysis performed. The Company believes that these refinements will generate more representative estimates of fair value.

Had all awards been accounted for under the fair value method of SFAS 123, reported net income would have been adjusted to the pro-forma net income amounts appearing below:

	Year ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net income as reported	$53,002	$47,880	$59,802
Add: Equity-based employee compensation expense included in determination of net income, net of tax	(4)	(1,937)	1,067
Deduct: Equity-based employee compensation expense determined under the fair-value based method, net of tax	(19,783)	(20,539)	(30,298)
Pro-forma net income	$33,215	$25,404	$30,571
Net income per share: Basic: As reported	$1.16	$1.09	$1.44

TOC

Pro forma	$0.72	$0.58	$0.74
Diluted: As reported	$1.11	$1.03	$1.37
Pro forma	$0.70	$0.55	$0.70

Financial Instruments and Concentrations of Credit Risk

The carrying values of WebEx’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Financial instruments that subject WebEx to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade accounts receivable. WebEx is exposed to credit risk related to cash, cash equivalents, and short-term investments in amounts greater than the federally insured limits in the event of default by the financial institutions or the issuers of these investments. WebEx performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, which are concentrated in the United States.

    Foreign Currency Translation

The functional currency of WebEx’s foreign subsidiaries is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the determination of net income. In 2005 gains from foreign currency transactions were $911,000. In 2004 and 2003, losses from foreign currency transactions totaled $1.9 million and $300,000, respectively.

Litigation

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and WebEx can reasonably estimate the amount of the loss. The Company reviews any provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has adequate provisions for any such matters.

On September 27, 2005, WebEx sued Raindance Communications, Inc., a competitor, for patent infringement. The complaint was filed in the U.S. District Court for the Northern District of California. There are no other parties to the action. In the action, the Company alleges that Raindance has infringed, and is continuing to infringe, nine of WebEx's U.S. patents. The Company is seeking both monetary damages from Raindance and an injunction against Raindance enjoining further acts WebEx claims to be infringing the Company's patents.

On October 14, 2005, Raindance filed a complaint against WebEx for patent infringement. The complaint was filed in the U.S. District Court for the Eastern District of Texas. There are no other parties to the action. In the action, Raindance alleges that the Company has infringed, and is continuing to infringe, two of Raindance's patents. Raindance is seeking both monetary damages from WebEx and an injunction against the Company enjoining further acts Raindance claims to be infringing its patents.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the Company’s consolidated income statement. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. WebEx will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. WebEx will apply the modified prospective approach, which requires that compensation expense be recorded for all unvested stock options upon adoption of SFAS 123R. The Company expects the adoption of this statement will have a material impact on its consolidated results of operations in 2006.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in

TOC
accounting principle, and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this statement will have a material impact on its consolidated results of operations or financial condition.

Note 2: Net Income per Share

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period excluding restricted common shares subject to repurchase. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted net income per share calculations was as follows for the following years ended December 31:

	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Net income	$53,002	$47,880	$59,802

Denominator:
Weighted average shares used to compute basic net income per share	45,819	43,817	41,554

Effect of dilutive securities:
Restricted common shares subject to repurchase	—	—	27
Dilutive potential common shares	1,956	2,634	2,038
Weighted average shares used to compute diluted net income per share	47,775	46,451	43,619

Net income per share: Basic	$1.16	$1.09	$1.44
Diluted	$1.11	$1.03	$1.37

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended December 31, 2005, 2004 and 2003 because their inclusion would have been anti-dilutive:

	2005	2004	2003
	(In thousands, except price range)

Outstanding common stock options	2,390	2,479	6,721
Price range	$24.22-$55.38	$23.25-$55.38	$15.44-$55.38

Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 3: Financial Statement Details

Property and Equipment
	December 31,
	2005	2004
	(In thousands)

Land	$9,732	$9,732
Building	6,200	6,200
Computer equipment and purchased software	75,346	65,656
Office furniture and fixtures	3,664	1,040
Leasehold improvements	15,836	10,624
	110,778	93,252
Less accumulated depreciation and amortization	(59,186)	(48,469)

TOC

Property and equipment, net	$51,592	$44,783

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $14.5 million, $11.9 million and $11.8 million, respectively.

Accrued Liabilities
	December 31,
	2005	2004
	(In thousands)

Accrued compensation and benefits	$11,111	$9,212
Accrued rent	5,851	1,230
Accrued employee stock purchase plan	1,215	1,174
Other	6,560	8,563
Total accrued liabilities	$24,737	$20,179

Interest and Other Income, Net

Year ended December 31,
2005	2004	2003
(In thousands)

Interest income	$5,730	$2,278	$1,849
Interest expense	(28)	(14)	(12)
Other expense, net	911	(1,956)	(763)
Interest and other income, net	$6,613	$308	$1,074

Note 4: Acquisitions

WebEx has recorded acquisitions using the purchase method of accounting and, accordingly, included the results of operations in WebEx’s consolidated results as of the date of each acquisition. WebEx allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions.

Intranets.com, Inc.

On September 9, 2005, WebEx acquired all of the outstanding stock of Intranets of Burlington, Massachusetts. This acquisition is intended to expand WebEx’s offerings into the small to medium business market as well as enhance cross selling of Intranets asynchronous services into the WebEx marketplace. The purchase consideration was approximately $42.7 million, paid in cash, and includes direct transaction costs. The preliminary purchase consideration was allocated as follows:

	Amount	Estimated life
	(In thousands)	(In years)

Net tangible assets acquired	$2,173	N/A
Deferred tax liability, net	(550)	N/A
Goodwill	26,301	N/A
In-process research and development charge	307	N/A
Customer relationships	4,452	5
Developed technology	8,807	5
Trade names	1,201	5
	$42,691

WebEx recognized a charge for in-process research and development of $307,000, which is included in the purchase price. This charge was expensed in the third quarter of 2005 and included in research and development expense in the consolidated statements of income. The project related to an email offering had not yet reached technological feasibility and had no alternative

TOC
future use because of the platform in which it was based. The estimated fair value of this project was determined based on the income approach, where the fair value of the subject asset is equal to the present value of the operating income associated with assets adjusted for returns on capital assets employed in production of the operating income, discounted to present value at a risk-adjusted discount rate appropriate for each asset.

Additional payments of approximately $2.7 million are to be paid after one year, subject to continued employment of certain senior managers of Intranets and to the extent paid will be expensed ratably over the one-year period as additional compensation expense. This amount therefore is not included in the total purchase price. Pro-forma financial information for this acquisition is not presented because the results of operations of Intranets are not material to the results of operations of WebEx prior to the date of acquisition. The results of Intranets are included in the consolidated financial statements of WebEx prospectively from the closing date of the transaction. Certain adjustments to goodwill may be made to the purchase consideration in the future to adjust original estimates to actual costs incurred. During the fourth quarter of 2005, WebEx adjusted estimated costs related to the acquisition of Intranets to actual costs incurred and adjusted goodwill by $361,000 to reflect the actual costs incurred related to the transaction.

CyberBazaar

In April 2004, WebEx acquired CyberBazaar of Bangalore, India, an audio conferencing company, in order to directly pursue the web conferencing market in India. WebEx renamed the CyberBazaar entity WebEx Communications India Pvt. Ltd. WebEx Communications India will endeavor to maintain the CyberBazaar offices, management team and employees. The total purchase price for net assets acquired was $2.7 million, paid in cash, and was allocated as follows:

	Amount	Estimated life
	(In thousands)	(In years)
Net tangible assets acquired	$885	N/A
Deferred tax liability, net	(391)	N/A
Goodwill	1,389	N/A
Customer contracts	70	1
Customer relationships	450	5
Developed technology	100	3
Trade name	160	3
	$2,663

Subsequent to the acquisition of CyberBazaar, certain pre-acquisition tax contingencies of $462,000 and $433,000 were recorded in the second quarter of 2005 and fourth quarter of 2004, respectively, as they were determined to be both probable and estimable. Accordingly, in the second quarter of 2005 and fourth quarter of 2004, an income tax liability was recorded and goodwill related to the CyberBazaar acquisition was increased.

The results of CyberBazaar are included in the consolidated financial statements of WebEx subsequent to April 30, 2004, the effective date of the acquisition. Additional payments of $1.4 million were accrued in 2004 and paid in 2005 based on the performance of CyberBazaar in 2004. The additional payments were tied to continued employment by the former owners of CyberBazaar and accordingly were expensed as compensation. The compensation agreement with the former owners of CyberBazaar continues through December 31, 2006. Pro-forma financial information for this acquisition is not presented because the results of operations of CyberBazaar were not material to the results of operations of WebEx prior to the date of acquisition.

NCR Patents

In September 2004, WebEx entered into an agreement with NCR Corporation, a technology company, which included the acquisition from NCR of certain intangible assets and a release from any past liability associated with those assets. The terms of the agreement included WebEx acquiring five of NCR patents issued in the U.S. together with the foreign counterparts of those patents, obtaining licenses to certain other NCR patents for the life of those patents, and mutually agreeing with NCR not to commence legal actions against each other on other patents in the companies’ respective portfolios for a period of three years. The acquired patents were filed between 1993 and 1997. The amount paid in cash by WebEx under the agreement which was allocated to the acquired intangible assets was $2.6 million and was allocated based on the relative fair value as follows:

Amount	Estimated life
(In thousands)	(In years)

TOC

Patents purchased and licensed	$2,441	10
Covenants not to sue	150	3
	$2,591

The remainder of the consideration under the agreement consisted of $309,000, which was allocated to the fair value of releases from any liability that might have accrued prior to the effective date of the agreement and which was charged to cost of revenues in the three months ended September 30, 2004.

Presenter, Inc.

In June 2003, WebEx completed the acquisition of the net assets of Presenter, Inc., a provider of software for authorizing, managing and delivering multimedia web presentations. The acquisition of the assets of Presenter, Inc. was intended to enable WebEx to enhance the features of its services. The total purchase price for assets acquired was $686,000 and was allocated as follows:

	Amount	Estimated life
	(In thousands)	(In years)

Net tangible assets acquired	$117	N/A
Patents	235	5
Customer relationships	84	3
Developed technology	214	3
Backlog	36	0.5
	$686

Note 5: Cash Equivalents and Short-term Investments

The following is a summary of available-for-sale investments as of December 31, 2005 and 2004:

	2005				2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:	(In thousands)
Corporate notes and bonds	$83,244	$2	$(405)	$82,841	$34,091	$37	$(98)	$34,030
Government agencies	96,641	—	(371)	96,270	57,500	3	(18)	57,485
Money market funds	1,537	—	—	1,537	76,241	—	—	76,241
Total	$181,422	$2	$(776)	$180,648	$167,832	$40	$(116)	$167,756
Reported as:
Cash and cash equivalents				$51,853				$93,170
Short-term investments				128,795				74,586
Total				$180,648				$167,756

The following tables provide the breakdown of investments segregated by those investments that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2005 and December 31, 2004:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005	(In thousands)
Corporate notes and bonds	$76,205	$(401)	$2,733	$(4)	$78,938	$(405)
Government agencies	34,077	(269)	11,878	(102)	45,955	(371)
Total	$110,282	$(670)	$14,611	$(106)	$124,893	$(776)

TOC
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2004	(In thousands)
Corporate notes and bonds	$28,036	$(98)	$—	$—	$28,036	$(98)
Government agencies	3,482	(18)	—	—	3,482	(18)
Total	$31,518	$(116)	$—	$—	$31,518	$(116)

The gross unrealized losses related to fixed income securities in 2005 were due to changes in interest rates. The Company’s management determined that the gross unrealized losses on its investment securities at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The fair value of the Company’s investment in available-for-sale securities, by contractual maturity, was as follows:

	2005	2004
	(In thousands)
Due in less than one year	$88,150	$127,206
Due in 1-5 years	92,498	40,550
Total	$180,648	$167,756

Realized gains and losses from sales of available securities were not material in 2005, 2004 and 2003.

Note 6: Sales Reserve and Allowance for Doubtful Accounts

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Sales reserve:
Beginning balance	$4,631	$4,571	$3,948
Amounts deducted from revenue	13,638	8,273	9,840
Amounts written off	(12,192)	(8,213)	(9,217)
Ending balance	$6,077	$4,631	$4,571

Allowance for doubtful accounts:
Beginning balance	$1,003	$2,266	$3,384
Amounts charged (credited) to bad debt expense	899	(601)	850
Amounts written off	(848)	(662)	(1,968)
Ending balance	$1,054	$1,003	$2,266

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$5,634	$6,837	$7,332
Amounts deducted from revenue / charged (credited) to bad debt expense	14,537	7,672	10,690
Amounts written off	(13,040)	(8,875)	(11,185)
Ending balance	$7,131	$5,634	$6,837

WebEx assesses the adequacy of the sales reserve account balance and the allowance for doubtful accounts account balance based primarily on historical experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

TOC
Note 7: Goodwill and Intangibles, Net

Goodwill	Amount
(In thousands)

Balance, December 31, 2003	$—
Goodwill acquired during the period	1,389
Goodwill adjustment related to CyberBazaar acquisition	433
Balance, December 31, 2004	1,822
Goodwill acquired during the period	26,301
Goodwill adjustments	101
Balance, December 31, 2005	$28,224

During the third quarter of 2005, WebEx acquired Intranets, which resulted in the Company recording $26.3 million of goodwill. During the second quarter of 2004, WebEx acquired CyberBazaar , which resulted in the Company recording $1.4 million of goodwill. See note 4 for further details. WebEx does not expect goodwill recorded on these transactions to be deductible for tax purposes.

The goodwill adjustments during 2005 shown in the table above relate to pre-acquisition tax contingencies of $462,000 related to the acquisition of CyberBazaar, offset in part by adjustments of estimated costs to actual costs related to the acquisition of Intranets. The goodwill adjustments in 2004 shown in the table above also relate to pre-acquisition tax contingencies of $433,000 related to CyberBazaar. The tax contingencies recorded in 2005 and 2004 were recorded in the second quarter of 2005 and fourth quarter of 2004, as they were determined to be both probable and estimable and are now reserved in the full amount of the asserted and unasserted claims.

In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The Company completed annual goodwill impairment tests during the fourth quarter of 2005 and 2004 and determined that the carrying amount of goodwill was not impaired. However, future goodwill impairment tests could result in a charge to earnings. WebEx will continue to evaluate goodwill on an annual basis during the fourth quarter and whenever changes in circumstances indicate there may be a potential impairment.

Purchased Intangible Assets

Intangible assets, net as of December 31, 2005 and December 31, 2004 consisted of the following:

	December 31, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)

Developed technology	$9,120	$(780)	$8,340	$312	$(143)	$169
Intellectual property rights	4,326	(1,987)	2,339	4,326	(1,644)	2,682
Trade names and domain names	1,556	(271)	1,285	318	(149)	169
Customer contracts and relationships	5,123	(634)	4,489	672	(282)	390
Total purchased intangible assets	$20,125	$(3,672)	$16,453	$5,628	$(2,218)	$3,410

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $501,000 and $157,000, respectively. Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which ranges from 3-10 years.

Future amortization expense of existing intangibles will be as follows:

Year:	Amortization Expense
(In thousands)

2006	$3,479
2007	3,359
2008	3,269

2009	3,174
2010	2,240
Thereafter	932
Total	$16,453

Note 8: Stockholders’ Equity

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 26,936,769 shares available for grant. Incentive stock options and non-qualified stock options granted to employees under these plans generally expire after 10 years or earlier in the case of termination or death. Vesting terms under these plans are generally over four years, and include certain grants vesting based on 2.08% per month and certain grants vesting based on a one year cliff for 25% of the shares and 2.08% monthly thereafter. As of December 31, 2005, there were a total of 1,368,043 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 3,137,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period. In May 2005, WebEx changed the defined participation period from 24 months to 6 months. As of December 31, 2005, 580,360 shares were available for issuance under this plan.

A summary of the option activity under the 1998 and 2000 stock plans for the years ended December 31, 2005, 2004 and 2003, was as follows:
	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	10,970,344	$18.38	10,708,567	$16.06	9,347,796	$15.70
Granted	3,589,102	23.82	3,415,919	21.82	3,673,432	14.31
Exercised	(2,127,263)	13.51	(1,849,664)	12.43	(1,240,400)	8.55
Canceled	(1,969,608)	21.14	(1,304,478)	16.79	(1,072,261)	15.57
Outstanding at end of year	10,462,575	20.72	10,970,344	18.38	10,708,567	16.06
Options vested at end of year	4,282,690	$19.41	4,663,634	$17.73	4,078,446	$15.65

As of December 31, 2005, the exercise prices and the weighted average remaining contractual life of outstanding options were as follows:
	Options Outstanding			Options Vested
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price

$0.35 to $1.50	102,510	4.14	$1.06	102,510	$1.06
$3.00 to $8.25	189,512	5.46	$7.84	175,470	$7.81
$8.51 to $15.55	1,649,378	6.68	$12.04	1,099,686	$12.11
$15.66 to $20.14	1,793,545	7.38	$17.70	880,698	$17.59
$20.72 to $25.57	5,669,229	8.75	$23.24	1,437,741	$23.54
$25.58 to $34.06	910,301	7.73	$28.05	438,485	$29.01
$35.00 to $55.38	148,100	4.76	$42.29	148,100	$42.29
Total	10,462,575	7.94	$20.72	4,282,690	$19.41

WebEx uses the intrinsic-value method in accounting for its employee equity-based compensation plans. In 2000 and 1999, WebEx recorded deferred equity-based compensation for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. In addition, in 2005, 2004 and 2003, WebEx recognized

TOC
additional equity-based compensation expense of $0, $8,000 and $413,000, respectively, for vesting modifications to existing awards primarily related to terminated employees.

Share Repurchases

In July 2004, the Board of Directors authorized WebEx to repurchase shares of its common stock in the open market up to $40.0 million over an 18-month period ending December 2005. During November 2005, the Board of Directors authorized an additional $10.0 million for share repurchases through June 2006.

Share repurchases for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
	(In thousands)
Number of shares of common stock repurchased	1,458	308
Total cost of repurchase	$34,139	$5,826

Note 9: Income Taxes

Income before income taxes was attributable to the following geographic locations for the following years ended December 31:

2005	2004	2003
(In thousands)

United States	$84,058	$70,766	$43,455
Foreign	2,480	(997)	720
Income before income tax	$86,538	$69,769	$44,175

Income tax expense (benefit) attributable to operations for the years ended December 31, 2005, 2004 and 2003 was as follows:

2005	2004	2003
(In thousands)

Current:
Federal	$27,088	$8,076	$699
State and Local	6,177	1,797	4,631
Foreign	871	394	475
Total current income tax expense	34,136	10,267	5,805

Deferred:
Federal	(993)	7,097	(17,999)
State and Local	393	4,525	(3,433)
Total deferred income tax expense (benefit)	(600)	11,622	(21,432)

Total income tax expense (benefit)	$33,536	$21,889	$(15,627)

In 2005, an income tax benefit of $10.5 million was allocated to stockholders’ equity related to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes. In 2004, an income tax liability of $433,000 was recorded and goodwill was increased for a pre-acquisition tax contingency of an acquired business. In 2005, additional pre-acquisition tax contingencies of $462,000 for the acquired business were determined to be both probable and estimable. These contingencies are now reserved in the full amount of the asserted and unasserted claims. An additional income tax liability was recorded and goodwill related to the acquired business was increased from $1.8 million to $2.3 million.

Income tax expense (benefit) for year ended 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

2005	2004	2003

TOC

(In thousands)

Expected income tax provision at statutory rate	$30,289	$24,419	$15,639
State and local income taxes, net of federal benefit	4,270	3,863	3,260
Equity-based compensation related	—	(1,681)	(4,896)
Foreign tax differential	3	—	198
Alternative minimum tax	—	—	699
Net change in valuation allowance	(28)	(3,755)	(29,641)
Research and development credit	(908)	(653)	—
Other	(90)	(304)	(886)
Total tax expense (benefit)	$33,536	$21,889	$(15,627)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004
Deferred tax assets:	(In thousands)
Allowances and accruals	$4,414	$3,577
Equity-based compensation	493	950
Property and equipment	2,258	2,499
Intangible assets	—	353
Equity investment	887	218
Deferred revenue	—	308
Net operating loss carryforwards	9,211	2,823
Tax credit carryforwards	823	1,052
State Taxes	406	—
Gross deferred tax assets	18,492	11,780
Less valuation allowance	(3,440)	(1,391)
Total deferred tax assets	15,052	10,389
Deferred tax liabilities:
Intangible assets	(5,381)	—
Deferred revenue	(415)	—
Gross deferred tax liabilities	(5,796)	—
Net deferred tax assets	$9,256	$10,389

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2004, the provision for income taxes includes a release of $4.7 million of valuation allowance primarily related to remaining net operating loss carryforwards, which resulted in a tax benefit of $3.8 million and a $900,000 increase to additional paid-in capital attributable to the tax benefit of stock options. In 2005, a release of $415,000 of valuation allowance primarily relating to net operating loss carryforwards resulted in a tax benefit of $28,000 and an increase of $387,000 to additional paid-in capital attributable to the tax benefit of stock options. The release of the valuation allowance was recorded in the fourth quarter of 2004 and 2005, respectively, when the Company updated its forecast of projected income. With the acquisition of Intranets, the Company recorded a valuation allowance of $2.5 million for the net operating loss carryforwards and research and development credits recorded as part of the acquisition. The utilization of the net operating loss carryforwards and research and development credits will be subject to an annual limitation under Internal Revenue Code (“IRC”) Section 382. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $2.0 million and a decrease of $4.7 million, respectively.

The valuation allowance against deferred tax assets of $3.4 million as of December 31, 2005 includes $976,000 relating to net operating loss carryforwards resulting from the exercise of stock options and $2.4 million for the net operating loss carryforwards and research and development credits recorded as part of the Intranets acquisition. When and if realized, the tax benefit of the net operating loss carryforwards resulting from the exercise of stock options will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. When and if realized, the tax benefit of the net operating loss carryforwards and research and development credits recorded as part of the acquisition will be accounted for as a credit to goodwill rather than a reduction of income tax expense.

TOC

Deferred taxes have not been recognized on undistributed earnings from foreign subsidiaries because the Company does not intend to repatriate such earnings.

As of December 31, 2005, the Company has research credit carryforwards for federal and state income tax purposes of approximately $825,000 that were acquired through the Intranets acquisition. The Company has recorded a valuation allowance against the federal and state research credits due to the annual restriction under IRC Section 382 on the utilization of such credits. The federal research credit carryforwards will expire at various times through the year 2024. The state research credit carryforwards will expire at various times through the year 2019.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. Based on an IRC Section 382 study completed in 2002, the Company determined that there were ownership changes during 1998, 1999, and 2000. Consequently, a portion of the Company’s tax carryforwards will expire before they can be fully utilized. Therefore, in 2002, the Company reduced its reported available federal and state net operating loss carryforwards by $4.5 million and $3.3 million, respectively. With the acquisition of Intranets, the Company acquired additional federal and state net operating loss carryforwards that were restricted by ownership changes under IRC Section 382 in 1998, 1999 and 2005. Therefore, the Company reduced its reported available federal net operating loss carryforwards for Intranets by $13.3 million.

As of December 31, 2005, after the application of IRC Section 382, the Company has approximately $22.2 million and $450,000 of net operating loss carryforwards for federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards will expire at various times through the year 2022, and the state net operating loss carryforwards will expire at various times through the year 2007. WebEx has approximately $4.3 million of net operating loss carryforwards for foreign income tax purposes.

Note 10: Commitments and Contingencies

Contractual Commitments

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase commitments by year and in the aggregate, as of December 31, 2005, were as follows:

	2006	2007	2008	2009	2010	2011 and after	Total
	(In thousands)

Operating leases commitments	$6,403	$6,014	$6,515	$5,889	$5,477	$13,441	$43,739
Purchase commitments	15,446	592	—	—	—	—	16,038
Other commitments	110	—	—	—	—	—	110
Total	$21,959	$6,606	$6,515	$5,889	$5,477	$13,441	$59,887

Lease Commitments

Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, which requires that leases be evaluated and classified as operating or capital for financial reporting purposes. All rented office space that the Company currently occupies is classified as an operating lease. Rent expense is recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases, the amount of space occupied at any time and certain incentives provided by the lessor. This results in the same amount of rent expense per square foot occupied in all periods during the lease term.

During the fourth quarter of 2005, WebEx began occupancy of new facilities located in Amsterdam, the Netherlands and Laguna Hills, California. The lease terms for these facilities are 60 and 64 months, respectively and each commenced in October 2005. Future minimum lease payments under the life of both of theses lease total $2.5 million.

With the acquisition of Intranets in September 2005, WebEx assumed a lease obligation for office space in Burlington, Massachusetts. The lease term is for approximately 66 months which commenced in January 2005. Future minimum lease payments under the life of the lease total $2.6 million. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit and related interest is treated as restricted cash and is included in other non-current assets in the consolidated balance sheets.

TOC

In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.3 million including the construction of leasehold improvements for no additional payments by the Company, and payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. Lease incentives received have been accounted for as capitalized assets and are amortized over the lease term. The lease requires a security deposit of $4.0 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line.

Rent expense under operating leases was $9.5 million, $5.4 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense was reduced by rental income of $106,000, $77,000 and $893,000 in 2005, 2004 and 2003, respectively.

Purchase Commitments

At December 31, 2005, WebEx had purchase commitments totaling approximately $16.0 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Other Commitments

In December 2004, the Company entered into an agreement with the government of Hong Kong and Hong Kong University of Science and Technology (HKUST) pursuant to which WebEx and the government of Hong Kong were each to pay equal amounts to fund certain research and development projects to be managed jointly by WebEx and HKUST. In December 2004 and April 2005, WebEx paid $500,000 and $318,000, respectively, in cash pursuant to the agreement, which was fully expensed to research and development. WebEx will obtain sole ownership of any intellectual property resulting from the projects, provided, however that WebEx and HKUST may agree that some of the proceeds of products and services arising from the projects will be paid to HKUST. Under this arrangement, WebEx will provide one final payment of approximately $110,000 due in April 2006. This future payment obligation is included in “Other commitments” in the table above.

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2006. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of December 31, 2005, the Company had no outstanding borrowings under the credit line, but did have a $4.0 million letter of credit issued under the line as security for the headquarters lease.

Indemnity and Warranty Obligations

In WebEx’s agreements with customers and resellers, WebEx agrees to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to maintain certain service levels in some of its agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. As of December 31, 2005, WebEx had incurred no liability with respect to its indemnification obligations and had not incurred any material liability with respect to its warranty and service level obligations.

Other

WebEx does not currently collect sales tax from customers in the United States and believes the services it provides are exempt from sales tax.  However, one state and one city have indicated that they intend to audit us in connection with potential sales tax liability. Moreover, in the future federal tax authorities or tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx was found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could

TOC
incur an expense equal to the amount of such taxes and any associated interest and penalties. The Company believes that it has taken an appropriate reserve for such contingencies.

 Note 11: Segment Reporting

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

WebEx’s chief operating decision-maker is considered to be the chief executive officer (“CEO”). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, web collaboration services.

The composition of the Company’s sales to customers between those in the United States of America and those in other locations for the year ended 2005, 2004 and 2003 is set forth below. Revenue is attributed to a specific geographic location based on the billing address for services since the location of actual use cannot be determined.

2005	2004	2003
(In thousands)

United States	$268,823	$219,945	$176,786
Canada	11,732	10,057	3,033
North America	$280,555	$230,002	$179,819
Europe	19,133	13,922	7,283
Other	8,734	5,209	2,239
	$308,422	$249,133	$189,341

Long-lived assets located in countries outside the Untied States of America totaled $5.2 million and $3.1 million as of December 31, 2005 and 2004, respectively.

TOC
Note 12: Quarterly Results of Operations (unaudited)

The following tables set forth the quarterly results of operations data for each of the eight quarters ended December 31, 2005 and 2004:

	Three months ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(In thousands, except per share data)
2005 Income Statement Data:
Net revenues	$83,685	$78,553	$75,329	$70,855
Cost of revenues	14,740	14,491	12,804	11,858
Gross profit	68,945	64,062	62,525	58,997

Operating expenses:
Sales and marketing	28,219	25,640	24,745	24,103
Research and development	12,099	12,565	10,982	10,067
General and administrative	8,368	6,728	5,293	5,782
Equity-based compensation*	3	3	6	1
Total operating expenses	48,689	44,936	41,026	39,953
Operating income	20,256	19,126	21,499	19,044
Interest and other income, net	1,726	1,648	1,502	1,737
Income before income taxes	21,982	20,774	23,001	20,781
Provision for income taxes	8,385	8,099	9,121	7,931
Net income	$13,597	$12,675	$13,880	$12,850

Net income per share:
Basic	$0.29	$0.27	$0.31	$0.29
Diluted	$0.28	$0.26	$0.29	$0.27

Weighted average shares used to compute net income per share:
Basic	46,204	46,208	45,479	44,968
Diluted	47,803	48,428	47,518	46,848

____________ * Equity-based compensation:
Sales and marketing	$—	$—	$—	$—
Research and development	—	—	—	—
General and administrative	3	3	6	1
	$3	$3	$6	$1

TOC

	Three months ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(In thousands, except per share data)
2004 Income Statement Data:
Net revenues	$67,693	$63,968	$61,128	$56,344
Cost of revenues	10,927	11,018	10,384	9,525
Gross profit	56,766	52,950	50,744	46,819

Operating expenses:
Sales and marketing	21,691	21,200	21,377	19,924
Research and development	9,740	9,122	8,265	7,215
General and administrative	5,857	4,419	5,030	3,407
Equity-based compensation*	124	66	(130)	511
Total operating expenses	37,412	34,807	34,542	31,057
Operating income	19,354	18,143	16,202	15,762
Interest and other (expense) income, net	(409)	172	433	112
Income before income taxes	18,945	18,315	16,635	15,874
Provision for income taxes	3,169	6,497	6,350	5,873
Net income	$15,776	$11,818	$10,285	$10,001

Net income per share:
Basic	$0.35	$0.27	$0.23	$0.23
Diluted	$0.34	$0.26	$0.22	$0.22

Weighted average shares used to compute net income per share:
Basic	44,477	44,220	43,807	42,954
Diluted	47,012	46,027	46,499	46,459

____________ * Equity-based compensation:
Sales and marketing	$4	$(1)	$(11)	$51
Research and development	8	6	11	27
General and administrative	112	61	(130)	433
	$124	$66	$(130)	$511

TOC

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

 Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In connection with management’s evaluation discussed in its report below, we excluded an evaluation of our wholly-owned subsidiary, WebExOne, Inc. (formerly known as Intranets.com), which we acquired in September 2005. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently-acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within twelve months of management’s evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Not included in this evaluation of our internal control over financial reporting was an evaluation of our wholly-owned operating subsidiary WebExOne, which is headquartered in Burlington, Massachusetts. We acquired this company in September 2005, at which time its name was Intranets.com.

Based on this evaluation, our management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of the Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

TOC

The Board of Directors and Stockholders
WebEx Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that WebEx Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of WebEx Communications, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that WebEx Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, WebEx Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During 2005, WebEx Communications, Inc. acquired Intranets.com, Inc., which was subsequently renamed WebExOne, Inc. Management excluded from its assessment of the effectiveness of internal control over financial reporting of WebEx Communications, Inc. as of December 31, 2005, WebExOne, Inc.'s internal control over financial reporting associated with total assets of $4.2 million and total revenue of $3.9 million included in the consolidated financial statements of WebEx Communications, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of WebEx Communications, Inc. also excluded an evaluation of the internal control over financial reporting of WebExOne, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebEx Communications, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

                /s/ KPMG LLP

Mountain View, California
March 9, 2006

TOC

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference to the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders to be held on May 9, 2006 (the “Proxy Statement”). For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

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

The following table sets forth certain information as of December 31, 2005 with respect to compensation plans of the Company under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,462,575	$20.72	1,368,043(2)
Equity compensation plans not approved by security holders	-	-	-
Total	10,462,575	$20.72	1,948,403(3)

____________
(1) Includes our 1998 Stock Plan and our 2000 Stock Incentive Plan.

(2) Includes the number of shares reserved under our 2000 Stock Incentive Plan. The number of shares reserved for issuance under our 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s calendar years from 2006 to 2010 by the lesser of (i) 5,500,000 shares, (ii) eight percent (8%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

(3) Includes 580,360 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock will be purchased by plan participants at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last day of the offering period, on whichever day the closing price per share is less. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will be increased on the first day of each of the Company’s current and future calendar years from 2006 to 2010 by the lesser of (i) 1,500,000 shares, (ii) two percent (2%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

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

(3) Exhibits—See Exhibit Index in Item 15(b) of this Report.

    (b) Exhibit Index:

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated August 1, 2005, by and among WebEx Communications, Inc., Atlantic Acquisition Subsidiary, Intranets.com, Inc. and W Capital Partners, L.P., as Stockholder Agent.

3(i)(2)	Amended and Restated Certificate of Incorporation.

3(ii)(3)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(4)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2(5)*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(6)*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan.

10.4(2)*	Form of Directors and Officers’ Indemnification Agreement.

TOC

Exhibit Number	Description of Document
10.8(7)
Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

10.9(8)	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 74 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

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

(1) Incorporated by reference to Exhibit 2.01 of Registrant’s Report on Form 8-K (File No. 000-30849) filed on September 15, 2005.

(2) Incorporated by reference to Exhibits 3.3, 4.1 and 10.4, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

(3) Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.

(4) Incorporated by reference to Exhibits 4.2 and 10.1, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(5) Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2003.

(6) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(7) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(8) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(c) See the Consolidated Financial Statements and Supplementary Data beginning on page 44 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

TOC
SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2006.

WEBEX COMMUNICATIONS, INC.

Date: March 14, 2006	By:	/s/ SUBRAH S. IYAR
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR Subrah S. Iyar	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2006

/s/ MICHAEL T. EVERETT Michael T. Everett	Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ DEAN MACINTOSH Dean MacIntosh	Principal Accounting Officer	March 14, 2006

/s/ ALFRED R. BERKELEY Alfred R. Berkeley	Director	March 14, 2006

/s/ MICHAEL T. FLYNN Michael Flynn	Director	March 14, 2006

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	March 14, 2006

/s/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	March 14, 2006

TOC
EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated August 1, 2005, by and among WebEx Communications, Inc., Atlantic Acquisition Subsidiary, Intranets.com, Inc. and W Capital Partners, L.P., as Stockholder Agent.

3(i)(2)	Amended and Restated Certificate of Incorporation.

3(ii)(3)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated March 30, 2000 by and among the registrant and the parties who are signatories thereto.

10.1(4)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2(5)*	Registrant’s Amended and Restated 2000 Stock Incentive Plan.

10.3(6)*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan.

10.4(2)*	Form of Directors and Officers’ Indemnification Agreement.

TOC

Exhibit Number	Description of Document
10.8(7)
Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

10.9(8)	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 60 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

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

(1) Incorporated by reference to Exhibit 2.01 of Registrant’s Report on Form 8-K (File No. 000-30849) filed on September 15, 2005.

(2) Incorporated by reference to Exhibits 3.3, 4.1 and 10.4, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

(3) Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2001.

(4) Incorporated by reference to Exhibits 4.2 and 10.1, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(5) Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2003.

(6) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(7) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(8) Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(c) See the Consolidated Financial Statements and Supplementary Data beginning on page 44 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.