Form 10-Q
period 2006-03-31
WEBEX COMMUNICATIONS INC
filed 2006-05-09
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)

    [X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of WebEx common stock outstanding as of May 1, 2006 was 47,372,912 shares.

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
MARCH 31, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS
	March 31, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$93,152	$68,416
Short-term investments	138,271	128,795
Accounts receivable, net of allowances of $7,591 and $7,131, respectively	53,249	51,231
Prepaid expenses and other current assets	7,812	7,231
Deferred tax assets	8,873	6,326
Total current assets	301,357	261,999
Property and equipment, net	51,031	51,592
Goodwill	26,617	28,224
Intangible assets, net	15,570	16,453
Deferred tax assets	4,837	2,930
Other non-current assets	1,725	1,579
Total assets	$401,137	$362,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,151	$9,011
Accrued liabilities	31,163	24,737
Deferred revenue	14,591	12,652
Income tax payable	670	4,348
Total liabilities	51,575	50,748

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 47,183 and 46,143 shares issued and outstanding, respectively)	47	46
Additional paid-in capital	286,374	258,002
Accumulated other comprehensive income	2,131	2,022
Accumulated earnings	61,010	51,959
Total stockholders' equity	349,562	312,029
Total liabilities and stockholders' equity	$401,137	$362,777

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2006	2005

Net revenues	$88,464	$70,855
Cost of revenues(1)	15,971	11,858
Gross profit	72,493	58,997
Operating expenses:
Sales and marketing(1)	34,449	24,103
Research and development(1)	13,506	10,067
General and administrative(1)	9,574	5,783
Total operating expenses	57,529	39,953
Operating income	14,964	19,044
Interest and other income, net	1,735	1,737
Income before income taxes	16,699	20,781
Provision for income taxes	7,648	7,931
Net income	$9,051	$12,850

Net income per share:
Basic	$0.19	$0.29
Diluted	$0.19	$0.27

Weighted average shares used to compute net income per share:
Basic	46,641	44,968
Diluted	48,129	46,848

(1) Costs and expenses for the three months ended March 31, 2006 include SFAS 123R stock-based compensation expense. See Note 2 to the condensed consolidated financial statements for additional information.

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,051	$12,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	4,824	2,858
Depreciation and amortization	5,121	3,521
Loss from disposal of assets	72	241
Deferred income taxes	(2,847)	403
Tax benefit of stock plans	2,677	2,667
Stock-based compensation	6,629	1
Changes in operating assets and liabilities:
Accounts receivable	(6,842)	(4,946)
Prepaid expenses and other current assets	(581)	(322)
Other non-current assets	(146)	61
Accounts payable	(3,860)	(2,013)
Accrued liabilities	6,426	979
Income tax payable	(3,678)	3,421
Deferred revenue	1,939	1,734
Other	509	420
Net cash provided by operating activities	19,294	21,875

Cash flows from investing activities:
Purchases of property and equipment	(3,749)	(3,821)
Purchases of available-for-sale securities	(22,448)	(35,538)
Maturities and sales of available-for-sale securities	12,572	16,734
Net cash used in investing activities	(13,625)	(22,625)

Cash flows from financing activities:
Net proceeds from issuances of common stock	17,597	7,647
Excess tax benefit from stock-based compensation	1,470	—
Repurchase of common stock	—	(3,590)
Net cash provided by financing activities	19,067	4,057

Increase in cash and cash equivalents	24,736	3,307
Cash and cash equivalents at beginning of the period	68,416	110,552
Cash and cash equivalents at end of the period	$93,152	$113,859

Supplemental disclosures of non-cash investing and financing activities:
Goodwill adjustment recorded in conjunction with Intranets.com, Inc. acquisition	(1,607)	—
Capitalization of lease incentives	—	2,295

Cash paid for:
Income taxes	9,898	1,189

See accompanying notes to condensed consolidated financial statements

WEBEX COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of WebEx Communications (the “Company” or “WebEx”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2005, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period, and the Company makes no representations related thereto.

The condensed consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. The Company sells web collaboration services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers typically access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because the Company provides its applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide training services, web-page design and set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. Committed and fixed fee subscription service revenue is also recognized ratably (i.e. straight-line) over the current term of the contract. Some minute-based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to committed and flat-rate or subscription service revenue, WebEx derives revenue from pay-per-use services, usage in excess of commitments and other usage-based charges that are recognized as such services are provided. WebEx refers to these forms of revenue as uncommitted revenue.

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

Persuasive evidence for each arrangement is represented by a binding contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility is considered reasonably assured if WebEx expects that the customer will be able to pay amounts under the arrangement as they become due. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus, revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and forfeited at the end of the commitment period.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) unearned portion of annual or other period billed subscription service fees; (3) deferred set-up fees; and (4) advances received from resellers under revenue sharing arrangements. As of March 31, 2006 and December 31, 2005, accounts receivable includes receivables of $7.4 million and $6.4 million respectively, for unbilled per-minute-based charges that occurred during the final month of the respective quarter.

Stock-Based Compensation

Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards prior to January 1, 2006 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first quarter 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. WebEx has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 2: Employee Stock Benefit Plans and Stock-Based Compensation

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 26,936,769 shares available for grant. Incentive stock options and non-qualified stock options granted to employees under these plans generally expire after 10 years or earlier in the case of termination or death. Vesting terms under these plans are generally over four years. As of March 31, 2006, there were a total of 1,242,063 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 3,137,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period. In May 2005, WebEx changed the defined participation period from 24 months to 6 months. As of March 31, 2006, 580,360 shares were available for issuance under this plan.

A summary of the option activity under the 1998 and 2000 stock plans for the period ended March 31, 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	10,462,575	$20.72
Granted	437,701	$27.66
Exercised	(1,056,307)	$17.01
Forfeited/cancelled/expired	(311,721)	$23.50
Outstanding at March 31, 2006	9,532,248	$21.36	7.85	$118,670
Exercisable at March 31, 2006	3,691,131	$19.92	6.29	$52,054

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between WebEx's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of WebEx's stock. Total intrinsic value of options exercised for the first quarter of 2006 was $17.6 million. The Company issues new shares of common stock upon the exercise of stock options.

Stock-Based Compensation Assumptions

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards including employee stock options and employee stock purchase plans based on estimated fair values. WebEx selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of share-based payment awards was calculated with the following assumptions and weighted average fair values as follows:

	Stock Options		Employee stock purchase plan
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005

Weighted average fair value of grants	$14.62	$12.34	$5.53	$6.65
Expected life (in years)	4.5	3.5	0.5	0.5-2.0
Volatility	60%	76%	30%	85%
Risk-free interest rate	4.5%	3.7%	4.2%	1.9%
Dividend yield	—	—	—	—

In light of new accounting guidance under SFAS 123R, beginning in the fourth quarter of 2005, WebEx reevaluated its assumptions used in estimating the fair value of employee options granted. Based on this assessment, management determined that a combination of implied volatility and historical volatility is a better indicator of expected volatility than historical volatility alone. In addition, as part of the Company’s SFAS 123R adoption, WebEx examined its historical pattern of option exercises and post-vesting termination behavior to determine the expected life assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock plans. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock-Based Compensation under SFAS 123R

The following table summarizes the impact of the adoption of SFAS 123R on our Condensed Consolidated Statement of Income for the three months ended March 31, 2006:

Three months ended March 31, 2006

Cost of revenues	$778
Sales and marketing	$2,702
Research and development	$1,545
General and administrative	$1,604
Stock-based compensation expense before income taxes	$6,629
Income tax benefit	—
Stock-based compensation expense after income taxes	$6,629

Effect on:
Net income per share - Basic	$(0.14)
Net income per share - Diluted	$(0.14)

As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $37.8 million which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months (or a weighted average period of 1.7 years). Total unrecognized compensation costs related to employee stock purchase plans as of March 31, 2006 was $218,000 and is expected to be recognized over a weighted average period of 0.1 years.

 Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the first quarter of 2006, the Company recorded $1.5 million of excess tax benefits from stock-based compensation as a financing cash inflow.

Stock-Based Compensation under Fair Value Method of SFAS 123

The table below sets out the proforma amounts of net income and net income per share that would have resulted for the three months ended March 31, 2005, if WebEx accounted for its employee stock plans under the fair value recognition provisions of SFAS123.

Three months ended March 31, 2005
Net income as reported	$12,850
Add: Stock-based employee compensation expense included in determination of net income, net of tax	(1)
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of tax	(7,338)
Pro-forma net income	$5,511
Net income per share: Basic: As reported	$0.29
Pro forma	$0.12
Diluted: As reported	$0.27
Pro forma	$0.12

Note 3: Net Income per Share

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted net income per share calculations was as follows:

	Three months ended March 31,
	2006	2005
	(In thousands, except per share data)
Numerator:
Net income	$9,051	$12,850

Denominator:
Weighted average shares used to compute basic net income per share	46,641	44,968

Effect of dilutive securities:
Dilutive potential common shares	1,488	1,880
Weighted average shares used to compute diluted net income per share	48,129	46,848

Net income per share: Basic	$0.19	$0.29
Diluted	$0.19	$0.27

    The following potential common shares have been excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2006	2005
	(In thousands, except price range)

Outstanding common stock options	701	4,105
Price range	$27.91-$55.38	$21.80-$55.38

Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 4: Sales Reserve and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve for losses on receivables resulting from customer credits, cancellations or terminations as a reduction in revenue at the time of sale. The sales reserve is estimated based primarily on an analysis of the historical rate of credits, cancellations or terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations or terminations being consistent with the historical rate.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(In thousands)
Sales reserve:
Beginning balance	$6,077	$4,631
Amounts deducted from revenue	4,672	2,621
Amounts written off	(4,221)	(2,865)
Ending balance	$6,528	$4,387

Allowance for doubtful accounts:
Beginning balance	$1,054	$1,003
Amounts charged to bad debt expense	152	237
Amounts written off	(143)	(395)
Ending balance	$1,063	$845

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,131	$5,634
Amounts deducted from revenue / charged to bad debt expense	4,824	2,858
Amounts written off	(4,364)	(3,260)
Ending balance	$7,591	$5,232

Note 5: Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)

Net income	$9,051	$12,850
Other comprehensive income, net of tax:
Foreign currency translation adjustments	159	388
Unrealized (loss) on investments	(50)	(127)
	109	261
Comprehensive income	$9,160	$13,111

Note 6: Cash Equivalents and Short-term Investments

The following is a summary of available-for-sale investments as of March 31, 2006 and December 31, 2005:

	March 31, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:	(In thousands)
Corporate notes and bonds	$32,046	$2	$(193)	$31,855	$37,550	$2	$(212)	$37,340
Municipal notes and bonds	126,190	—	(236)	125,954	96,009	—	(193)	95,816
Government agencies	44,330	—	(397)	43,933	46,326	—	(371)	45,955
Money market funds	10,466	—	—	10,466	1,537	—	—	1,537
Total	$213,032	$2	$(826)	$212,208	$181,422	$2	$(776)	$180,648
Reported as:
Cash and cash equivalents				$73,937				$51,853
Short-term investments				138,271				128,795
Total				$212,208				$180,648

The fair value of the Company’s investment in available-for-sale securities, by contractual maturity, was as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Due in less than one year	$126,529	$88,150
Due in 1-5 years	85,679	92,498
Total	$212,208	$180,648

Realized gains and losses from sales of available securities were not material in the first quarter of 2006 or 2005, respectively.

Note 7: Goodwill and Intangibles, Net
Goodwill	Amount
(In thousands)

Balance, December 31, 2005	$28,224
Goodwill acquired during the period	—
Goodwill adjustment related to Intranets.com, Inc. acquisition	(1,607)
Balance, March 31, 2006	$26,617

The goodwill adjustment during the first quarter of 2006 shown in the table above corresponds to the Company’s evaluation of the deferred tax assets and valuation allowance related to the utilization of the Company’s net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets, of which $1.6 million reduced goodwill related to net operating loss carryforwards acquired from Intranets.com, Inc. (“Intranets”).

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

Purchased Intangible Assets

Intangible assets, net as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)

Developed technology	$9,120	$(1,249)	$7,871	$9,120	$(780)	$8,340
Intellectual property rights	4,326	(2,071)	2,255	4,326	(1,987)	2,339
Trade names and domain names	1,556	(349)	1,207	1,556	(271)	1,285
Customer contracts and relationships	5,123	(886)	4,237	5,123	(634)	4,489
Total purchased intangible assets	$20,125	(4,555)	$15,570	$20,125	$(3,672)	$16,453

Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which range from 3-10 years.

Estimated future amortization expense of existing intangibles is as follows:

Year:	Amortization Expense
(In thousands)

2006 (remaining 9 months)	$2,596
2007	3,359
2008	3,269
2009	3,174
2010	2,240
Thereafter	932
Total	$15,570

Note 8: Commitments and Contingencies

Contractual Commitments

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase commitments by year and in the aggregate, as of March 31, 2006, were as follows:

	Remaining 9 months of 2006	2007	2008	2009	2010	2011 and after	Total
	(In thousands)
Operating leases commitments	$4,897	$6,002	$6,519	$5,919	$5,484	$13,568	$42,389
Purchase commitments	21,141	954	—	—	—	—	22,095
Other commitments	110	—	—	—	—	—	110
Total	$26,148	$6,956	$6,519	$5,919	$5,484	$13,568	$64,594

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

During the fourth quarter of 2005, WebEx began occupancy of new facilities located in Amsterdam, the Netherlands and Laguna Hills, California. The lease terms for these facilities are 60 and 64 months, respectively and each commenced in October 2005. Aggregate lease payments under the lives of both of theses lease total $2.5 million.

With the acquisition of Intranets in September 2005, WebEx assumed a lease obligation for office space in Burlington, Massachusetts. The lease term is for approximately 66 months which commenced in January 2005. Future minimum lease payments under the life of the lease total $2.5 million. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit and related interest is treated as restricted cash and is included in other non-current assets in the consolidated balance sheets.

In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.3 million including the construction of leasehold improvements for no additional payments by the Company, and payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. Lease incentives received have been accounted for as capitalized assets and are amortized over the lease term. The lease currently requires a security deposit of $3.2 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line.

Purchase Commitments

At March 31, 2006, WebEx had purchase commitments totaling approximately $22.1 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months.

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

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2006. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of March 31, 2006, the Company had no outstanding borrowings under the credit line, but did have a $3.2 million letter of credit issued under the line as security for the headquarters lease.

Indemnity and Warranty Obligations

In WebEx’s agreements with customers and resellers, WebEx agrees to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to maintain certain service levels in some of its agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. As of March 31, 2006, WebEx had incurred no liability with respect to its indemnification obligations and had not incurred any material liability with respect to its warranty and service level obligations.

    Other
    WebEx does not currently collect sales tax from customers in the United States except in Massachusetts and believes the services it provides are exempt from sales tax, except in Massachusetts.  However, two states and one city have indicated that they intend to audit the Company in connection with potential sales and use tax liability. Moreover, in the future, federal tax authorities or tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx was found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties.

    The Company concluded during the fourth quarter of 2005 that such audits as mentioned above were likely to be conducted and that the authorities in question were likely to assert a claim or claims as a result of those audits. While the Company may contest any such claim(s), it believes that it was probable that a liability had been incurred as of December 31, 2005 and made an accrual in accordance with paragraph 8 of SFAS No. 5, Accounting for Contingencies. During the first quarter of 2006, the Company received an assessment from the one city related to use tax. The Company believes this assessment may be offset in part by a recovery from another state and has made an accrual of $85,000. The Company has not received any formal assessment from any state concerning sales or use tax.

Note 9: Litigation

In accordance with SFAS No. 5, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and WebEx can reasonably estimate the amount of the loss. The Company reviews any provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The Company believes it has adequate provisions for any such matters.

On September 27, 2005, WebEx sued Raindance Communications, Inc. (“Raindance”), a competitor, for patent infringement. The complaint was filed in the U.S. District Court for the Northern District of California. There were no other parties to the action. In the action, WebEx alleged that Raindance was infringing nine of WebEx’s U.S. patents, and WebEx sought both monetary damages from Raindance and an injunction against Raindance enjoining further acts WebEx claimed to be infringing the Company’s patents. On October 14, 2005, Raindance filed a complaint against WebEx for patent infringement. The complaint was filed in the U.S. District Court for the Eastern District of Texas. There were no other parties to the action. In the action, Raindance alleged that WebEx was infringing two of Raindance’s patents, and Raindance sought both monetary damages from WebEx and an injunction against WebEx enjoining further acts Raindance claims to be infringing its patents. On March 31, 2006, the parties entered into agreements resulting in dismissal of both actions, releases of claims for past infringement, payments associated with those releases, and cross-licenses to each other’s patents. The terms of the agreements resulted in the Company receiving a net $1.0 million amount from Raindance, which is included in the first quarter of 2006 as a reduction of general and administrative expense.

On March 27, 2006, a lawsuit was filed in the United States District Court for the Southern District of Texas by Automated Business Companies against a number of companies, including WebEx, alleging that the defendants’ services which “enable individuals to remotely control their personal computers” infringe three of the plaintiff’s patents.  WebEx believes that the claims being asserted in the lawsuit are without merit and that it has meritorious defenses against such claims. Accordingly, WebEx intends to vigorously defend itself against these claims.

Note 10: Segment Information

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our business focus, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, sources of revenue, expected expenses including those related to sales and marketing, research and development and general and administrative, our use of net operating loss carryforwards, our beliefs regarding the health and growth of the market for our web collaboration services and reasons for growth, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, our investments and potential interest rate exposure, our intent to license technologies from third parties that are integrated into our services, our plans to increase headcount, relocate certain operations and the related costs, our plans to upgrade our applications, statements regarding our internal controls, the effect of recent accounting pronouncements and our legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Originally, our principal product offering consisted of a basic real-time collaboration service—the web meeting. Since then we have expanded our offerings to include more advanced web collaboration services that complement our basic web meeting service. We sometimes also refer to such enhanced web collaboration services, which are designed for specific uses such as training, events, support and sales, as web applications. During 2005 we added to our service offerings a new set of asynchronous collaboration services acquired in connection with our Intranets.com, Inc. (“Intranets”) acquisition. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums and contact directories. Our current business focus is to continue to enhance and market our various web collaboration services including web meetings and web applications, to develop and deploy new services such as our new asynchronous collaboration services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network.

Our web collaboration services run on our underlying WebEx MediaTone Network. The WebEx MediaTone Network is a private, switched, web-based network that is designed to deliver scalable, secure and managed real-time web collaboration services. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver—whether over traditional hard-wired or wireless fidelity (Wi-Fi) networks—advanced communications capabilities to hundreds or even thousands of computers simultaneously regardless of location across a wide variety of platforms, computer operating systems, devices and browsers.

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

Revenue and Cash-Generation Models

We sell our services directly to customers, which in the first quarter of 2006 accounted for approximately 85% of our revenue, or $75.0 million. We also sell our services indirectly through our resellers that buy and resell our services. These sales in the first quarter of 2006 represented approximately 15% of our revenue, or $13.5 million. With our resellers, we sell our services to and contract directly with the reseller, and revenue is recognized based on net amounts charged to the reseller. We also have another type of distribution arrangement--known as a referral arrangement--in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

The majority of our revenue is currently generated based on a committed-subscription pricing model. A customer may subscribe to a certain number of concurrent-user ports per month, which enables the customer to have that set number of users connected to WebEx meetings at any one time, or to a minimum minutes or dollars commitment, which in the typical case enables the customer to have up to a set number of total minutes to utilize our services during a specified time period. For minutes-based subscriptions, we have expanded our customer offerings from the monthly minutes-based commitment offering to include quarterly, semi-annual and annual minutes-based commitment offerings. With any of these committed subscription offerings, the customer sometimes also pays overage fees, in addition to the committed subscription price. Overage fees are charged when (i) a customer subscribing to a set number of ports uses more than the subscribed number of ports in one or more web conference sessions, or (ii) when a customer on a minutes-based subscription pricing model uses more than its commitment.

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

During the fourth quarter of 2005 we introduced two new flat-rate offerings, targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a monthly subscription to a web conferencing service. The second flat-rate offering is our new WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans. We refer to the revenue associated with our various flat-rate subscription arrangements, together with the revenue from our ports subscription and minimum minutes or dollars subscription arrangements, as committed revenue.

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

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other collaborative web communications services. One of our key resellers, Intercall, is a subsidiary of West Corporation in April 2006 acquired our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft since 2003 has had a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. In mid-2005, Microsoft announced the acquisition of collaboration software provider Groove Networks. In November 2005,

Microsoft previewed by press announcement its new Microsoft Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements. We believe that there are a number of accounting policies that are critical to understanding our historical and future performance. These significant accounting policies relate to revenue recognition, sales reserves, allowance for doubtful accounts, income taxes, goodwill and intangible assets and stock-based compensation. The policies, and our procedures related to these policies, are described in detail below.

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

Persuasive evidence for all of our arrangements is represented by binding contracts. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and the reseller forfeits commitment fees at the end of the commitment period.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the eight quarters ended March 31, 2006:

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Sales reserve:	(Dollars in thousands)
Beginning balance	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447	$4,995	$4,682
Amounts deducted from revenue	4,672	3,816	4,022	3,179	2,621	2,518	1,331	2,309
Amounts written off	(4,221)	(3,218)	(3,291)	(2,818)	(2,865)	(2,334)	(1,879)	(1,996)
Ending balance	6,528	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447	$4,995

Allowance for doubtful accounts:
Beginning balance	$1,054	$880	$562	$845	$1,003	$916	$1,266	$1,649
Amounts charged (credited) to bad debt expense	152	242	454	(34)	237	231	(258)	(135)
Amounts written off	(143)	(68)	(136)	(249)	(395)	(144)	(92)	(248)
Ending balance	$1,063	$1,054	$880	$562	$845	$1,003	$916	$1,266

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363	$6,261	$6,331
Amounts deducted from revenue / charged (credited) to bad debt expense	4,824	4,058	4,476	3,145	2,858	2,749	1,073	2,174
Amounts written off	(4,364)	(3,286)	(3,427)	(3,067)	(3,260)	(2,478)	(1,971)	(2,244)
Ending balance	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363	$6,261

Gross accounts receivable	$60,840	$58,362	$49,894	$46,296	$39,757	$38,072	$34,694	$32,918

Sales reserve as a percentage of gross accounts receivable	10.7%	10.4%	11.0%	10.3%	11.0%	12.2%	12.8%	15.2%

Allowance for doubtful accounts as a percentage of gross accounts receivable	1.8%	1.8%	1.8%	1.2%	2.1%	2.6%	2.6%	3.8%

Total receivable reserves as a percentage of gross accounts receivable	12.5%	12.2%	12.8%	11.5%	13.1%	14.8%	15.4%	19.0%

Income Taxes

We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers.  Deferred tax assets and liabilities are also determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered.  The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated.  Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income.  These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.  For the three months ended March 31, 2006, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards.  The evaluation resulted in the realization of the tax benefit of these deferred assets of $1.8 million for the balance of the year, of which $1.6 million reduced goodwill related to the acquisition of Intranets.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this method we recognize compensation expense for all share-based payments, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions. In calculating such fair value, we make certain assumptions consisting of the expected life of the option, volatility, risk-free interest rate, dividend yield and the weighted average fair value of grants. Actual volatility, expected lives, risk-free interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated. In determining volatility, we determined that a combination of implied volatility and historical volatility is a better indicator of expected volatility than historical volatility alone. We examined our historical pattern of option exercises and post-vesting termination behavior to determine the expected life assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock plans and our dividend yield assumption is based on our history and expectation of dividend payouts. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The adoption of SFAS 123R has had a negative effect on our reported net income, due to our past use of stock option and employee stock purchase plan awards, and also affects our reported amounts for pre-tax expense, tax rate, cash flow from operations and diluted shares outstanding. See Note 2 of our Condensed Consolidated Financial Statements located in Item 1 for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Net Revenues
	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Net revenues	$88,464	$70,855
Increase, period over period	$17,609
Percentage increase, period over period	25%

Net revenues increased 25% (20% excluding the acquisition of Intranets) in the first quarter of 2006 as compared to the corresponding prior year period due primarily to growth in our domestic and international subscriber base and increased usage of existing and new service products. During the first quarter of 2006, the number of customers for our core applications increased by 28% to over 14,800 customers as compared to the corresponding prior year period. In addition, the acquisition of Intranets has added an additional 9,000 new customers to our installed customer base.

During the first quarter of 2006, U.S. net revenues were $75.8 million, an increase of 21% from the corresponding prior year period, while international net revenues increased 52% to $12.6 million. Included in net revenues for the first quarter of 2006 was $3.7 million of revenues related to Intranets.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as monthly revenue rate (“MRR”). We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of March 2006 were approximately $22.1 million and our average monthly-uncommitted revenue in the quarter ended March 31, 2006 was $8.7 million. Thus our monthly revenue rate exiting March 2006 was $30.8 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter's revenue, the actual revenue in the next quarter is impacted by other factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii)

usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events and other non-recurring revenues that are not included in MRR, (v) partner commitment fees in deferred revenue, and (vi) sales reserve adjustments. Certain revenue elements not included in MRR have been declining in recent quarters due to changes in our business practices. For example, due to recent changes in our sales compensation plans, our sales employees, where permitted to give customer discounts, have been more apt than previously to give discounts on the set-up fee portion of a customer’s payment obligation and less apt than previously to give discounts on the monthly subscription, or MRR, portion of the customer’s payment obligation. Also, we now less frequently require a prepaid commitment from a reseller than we previously did. On the other hand, customer credits, which are among the factors outside of MRR that operate to reduce our revenue, have increased in recent quarters. Also, quarterly minutes-based subscriptions have been increasing. While quarterly or semiannual minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly or semiannual billing period.

The following table shows our MRR for the eight quarters ended March 31, 2006:

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
	(In millions)
Uncommitted usage - monthly average during the quarter	$8.7	$7.3	$7.3	$7.7	$7.0	$6.2	$6.0	$5.9
Contracted subscriptions at the end of the quarter	22.1	21.4	19.2	18.3	17.4	16.8	15.9	15.1
Total MRR	$30.8	$28.7	$26.5	$26.0	$24.4	$23.0	$21.9	$21.0

Beginning in the third quarter of 2005, we began using a new metric to calculate customer losses. This new metric is lost subscription customer ratio. Our lost customer ratio is based on customer count and is calculated as the quotient obtained from the following: (i) the average monthly number of lost customers (including customers who have switched their purchases of our services from us directly to our partners) during the quarter, divided by (ii) our total number of customers at the end of the last month of the quarter plus the average monthly number of lost customers during the quarter (including customers who have switched their purchases of our services from us directly to our partners). Our lost subscription customer ratio for the three months ended March 31, 2006 was 2.2% per month, which includes Intranets beginning in the fourth quarter of 2005. The following table shows our lost customer ratio for the eight quarters ended March 31, 2006:

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Lost subscription customer ratio percentage	2.2%	2.2%	1.9%	1.9%	2.0%	1.9%	1.3%	1.5%

Cost of Revenues

Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of revenues	$15,971	$11,858
Percentage of net revenues	18%	17%
Increase, period over period	$4,113
Percentage increase, period over period	35%

Cost of revenues increased 35% during the first quarter of 2006 as compared to the corresponding prior year period due primarily to $780,000 of stock compensation expense related to the adoption of SFAS 123R as well as increases in the costs for delivering existing and new services to more domestic and international customers. In addition, we increased our technical staff 13% during the first quarter of 2006 as compared to the corresponding prior year period to support our installed base of customers as well as increased expenditures to expand and improve our worldwide network. We recorded amortization of developed technology related to the acquisition of Intranets of $440,000 during the first quarter of 2006.

Sales and Marketing

Sales and marketing expense consists of personnel costs, including commissions for sales, marketing and customer care, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Sales and marketing	$34,449	$24,103
Percentage of net revenues	39%	34%
Increase, period over period	$10,346
Percentage increase, period over period	43%

Sales and marketing expense increased 43% during the first quarter of 2006 as compared to the corresponding prior year period due primarily to $2.7 million of stock compensation expense related to the adoption of SFAS123R, increased spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. Sales and marketing headcount increased 22% in the first quarter of 2006 as compared to the corresponding prior year period. During the first quarter of 2006, we continued to promote our new product releases, including WebOffice, which is intended to expand our offerings in the small to medium business market, as well as MeetMeNow and PCNow, which are targeted to individual professionals. During the first quarter of 2005 we recorded $1.1 million related to losses from a fire at our Amsterdam headquarters. We subsequently received $924,000 during the second half of 2005 from our insurance carrier in connection with this loss, which amounts were recorded as a reduction to sales and marketing expense in the periods received.

Research and Development

Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Research and development	$13,506	$10,067
Percentage of net revenues	15%	14%
Increase, period over period	$3,439
Percentage increase, period over period	34%

Research and development expense increased 34% during the first quarter of 2006 as compared to the corresponding prior year period due primarily to $1.5 million of stock compensation expense related to the adoption of SFAS123R and increases in equipment related expenses to develop and support existing and new products. The increase in research and development expense was offset in part by a reduction in headcount of 3% in the first quarter of 2006 as compared to the corresponding prior year period.

General and Administrative

General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

General and administrative	$9,574	$5,783
Percentage of net revenues	11%	8%
Increase, period over period	$3,791
Percentage increase, period over period	66%

General and administrative expense increased 66% during the first quarter of 2006 as compared to the corresponding prior year period due primarily to $1.6 million of stock compensation expense related to the adoption of SFAS123R as well as increased employee-related expenses. The increase in employee-related expenses was due primarily to an increased headcount of 27% in the first quarter of 2006 as compared to the corresponding prior year period. The increase in general and administrative expense was offset in part by a net litigation settlement gain of $1.0 million during the first quarter of 2006 related to our lawsuit against Raindance Communications, Inc. See Note 9 of our Condensed Consolidated Financial Statements located in Item 1 for further information.

Stock-Based Compensation

The stock-based compensation cost was included in the Condensed Consolidated Statements of Income corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of revenues	$778	$—
Sales and marketing	$2,702	$—
Research and development	$1,545	$—
General and administrative	$1,604	$1
Stock-based compensation	$6,629	$1
Percentage of net revenues	7%	—%

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25.

Interest and other income, net

Interest and other income, net consists of net investment income, interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries, and certain other expenses. Interest and other income, net was $1.7 million in both the first quarter of 2006 and 2005, respectively. Interest and other income, net in the first quarter of 2006 was due primarily to interest income of $1.8 million from greater cash and investments balances and higher interest rates, offset in part by $115,000 related to currency exchange losses from transactions in other than the local currency of our foreign subsidiaries. In the first quarter of 2005, interest and other income, net consisted of interest income of $921,000 and gains from foreign currency exchange of $776,000, of which $581,000 related to prior periods.

Provision for income taxes

We recorded a provision for income taxes of $7.6 million for the first quarter of 2006 based on our estimated effective tax rate for 2006 of 45.8%. Our estimated annual effective tax rate for 2006 is approximately 7.0 percentage points higher than 2005 due primarily to the tax impact of stock-based compensation under SFAS 123R. With the adoption of SFAS 123R, the stock-based compensation related to incentive stock options is treated as a permanent tax difference. Therefore, the stock-based compensation is added back to income before income taxes and results in a higher effective tax rate in 2006 as compared to 2005. We expect to continue to use net operating loss carryforwards to offset U.S. taxable income in 2006; however, the utilization is limited on an annual basis based on Section 382 of the Internal Revenue Code. For the first quarter of 2006, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $1.8 million for the balance of the year, of which $1.6 million reduced goodwill related to the acquisition of Intranets.

Liquidity and Capital Resources
	Three months ended March 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$19,294	$21,875
Net cash used in investing activities	(13,625)	(22,625)
Net cash provided by financing activities	19,067	4,057
Net increase in cash and cash equivalents	$24,736	$3,307

We have generated cash from operations in each quarter since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations.

As of March 31, 2006, cash, cash equivalents and short-term investments were $231.4 million, an increase of $34.2 million compared with cash, cash equivalents and short-term investments of $197.2 million as of December 31, 2005. As of March 31, 2006 and December 31, 2005, we had no debt.

Operating Activities

Net cash provided by operating activities decreased $2.6 million in the first quarter of 2006 as compared to the corresponding prior year period. The decrease was due primarily to higher payments for taxes of $9.9 million in the first quarter of 2006 compared to $1.2 million in the first quarter of 2005. Also, higher payments in accounts payable of $1.8 million and an increase in accounts receivable of $1.9 million as compared to the corresponding prior year period contributed to the decrease. In addition, with the adoption of SFAS 123R, $1.5 million related to excess tax benefits from stock-based compensation, which was previously recorded in operating activities prior to the first quarter of 2006, was recorded in financing activities. The decrease in operating activities was offset in part by an increase in accrued liabilities of $5.4 million and higher net earnings, adjusted for non-cash reconciling items including stock-based compensation, provisions for doubtful accounts and sales reserve and depreciation and amortization.

Investing Activities

Net cash used in investing activities decreased $9.0 million in the first quarter of 2006 as compared to the corresponding prior year period. The decrease was due primarily to a decline in investment purchases of $13.1 million, offset in part by a reduction in sales of investments of $4.2 million. Capital purchases remained essentially flat at $3.7 million and $3.8 million in the first quarter of 2006 and 2005, respectively.

Financing Activities

Net cash provided by financing activities increased $15.0 million in the first quarter of 2006 as compared to the corresponding prior year period. The increase was due primarily to proceeds received from issuances of common stock under employee stock programs of $17.6 million in the first quarter of 2006 as compared to $7.6 million in the first quarter of 2005. In, addition, with the adoption of SFAS123R, we recorded $1.5 million of excess tax benefits from stock-based compensation in financing activities.

In the first quarter of 2005, we repurchased $3.6 million of common stock. We repurchase shares of our common stock under a program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. During the fourth quarter of 2005, our Board of Directors authorized an additional $10.0 million for share repurchases through June 2006 under our share repurchase program established in July 2004. As of the March 31, 2006, we have $10.0 million remaining for share repurchases under our current program.

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

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement expires June 15, 2006. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of March 31, 2006, we had no outstanding borrowings under the credit line, but we did have a $3.2 million letter of credit issued under the line as security for our headquarters lease.

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

Lease Commitments

During the fourth quarter of 2005, we began occupancy of new facilities located in Amsterdam, the Netherlands and Laguna Hills, California. The lease terms for these facilities are 60 and 64 months, respectively and each commenced in October 2005. Aggregate lease payments under the lives of both of these leases total an aggregate of $2.5 million.

With the acquisition of Intranets in September 2005, we assumed a lease obligation for office space in Burlington, Massachusetts. The lease term is for approximately 66 months which commenced in January 2005. Future minimum lease payments under the life of the lease total $2.5 million. The lease requires a letter of credit of $260,000, which is collateralized by cash on deposit at a commercial bank. The cash on deposit and related interest is treated as restricted cash and is included in other non-current assets in the consolidated balance sheets.

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

Purchase Commitments

As of March 31, 2006, our material purchase commitments, including those for telecommunication lines and data services, equipment and software and construction of leasehold improvements at new leased facilities, totaled $22.1 million. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Indemnity and Warranty Obligations

In our agreements with customers and resellers, we agree to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on our services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, we have provided certain warranties and committed to maintain certain service levels in some of our agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, our agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit our liability under the agreements to the amount of fees paid to us. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. As of March 31, 2006, we had incurred no liability with respect to our indemnification obligations and had not incurred any material liability with respect to our warranty and service level obligations.

Off-Balance-Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Long Term Contracts

The following table summarizes our significant contractual commitments at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease commitments	$42,389	$4,897	$12,521	$11,403	$13,568
Purchase commitments	22,095	21,141	954	—	—
Other commitments	110	110	—	—	—
Total	$64,594	$26,148	$13,475	$11,403	$13,568

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Based on their evaluation as the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On September 27, 2005, we sued Raindance Communications, Inc. (“Raindance”), a competitor, for patent infringement. The complaint was filed in the U.S. District Court for the Northern District of California. There were no other parties to the action. In the action, we alleged that Raindance was infringing nine of our U.S. patents, and we sought both monetary damages from Raindance and an injunction against Raindance enjoining further acts we claimed to be infringing our patents. On October 14, 2005, Raindance filed a complaint against us for patent infringement. The complaint was filed in the U.S. District Court for the Eastern District of Texas. There were no other parties to the action. In the action, Raindance alleged that we were infringing two of Raindance’s patents, and Raindance sought both monetary damages from us and an injunction against us enjoining further acts Raindance claims to be infringing its patents. On March 31, 2006, the parties entered into agreements resulting in dismissal of both actions, releases of claims for past infringement, payments associated with those releases, and cross-licenses to each other’s patents. The terms of the agreements resulted in our receiving a net $1.0 million amount from Raindance, which amount was accounted for in our first quarter 2006 financial statements as a reduction to expense.

On March 27, 2006, a lawsuit was filed in the United States District Court for the Southern District of Texas by Automated Business Companies against a number of companies, including us, alleging that the defendants’ services which “enable individuals to remotely control their personal computers” infringe three of the plaintiff’s patents.  We believe that the claims being asserted in the lawsuit are without merit and that we have meritorious defenses against such claims. Accordingly, we intend to vigorously defend ourselves against these claims.

Item 1A.  Risk Factors

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

During the fourth quarter of 2005 we introduced two new flat-rate offerings targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a simple web conferencing service offered on a monthly basis. The second flat-rate offering is our new WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans. We refer to the revenue associated with our various flat-rate subscription arrangements, together with the revenue from our ports subscription and minimum minutes subscription arrangements, as committed revenue.

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include certain reseller arrangements, customer overage fees for usage above the subscribed-to amount of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. As previously discussed, overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web collaboration session. Finally, we have per-minute web collaboration services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

For the quarter ended March 31, 2006, usage-based revenue was approximately 29% of our total revenue. The various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict. The uncommitted revenue percentage of our overall revenue was higher in the first quarter of 2006 than in either the third quarter or the fourth quarters of 2005, a trend that if it continues in future quarters would increase the unpredictability of our total revenue.

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

A number of our new and existing customers are selecting our named host offering. Approximately 89% of our new subscription-based agreements entered into during the first quarter of 2006 were named host agreements, and approximately 46% of our current subscription-based agreements are named host agreements. Because the amount we charge for a named host is less than the amount we charge for a concurrent user, we often get less revenue from customers who select the named host pricing model than we have historically from our concurrent user customers. In addition, we generally do not receive overage revenue under the named host model. This loss of subscription and overage revenue may be offset in the future if named host customers increase the number of named hosts they subscribe to or if the number of customers increases due to the availability of this lower-priced model. If neither of these trends occurs, our operating results will be negatively affected.

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

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our lost subscription customer ratio was 2.2% for the quarter ended March 31, 2006. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers. A customer may also change the number of ports or types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower, such as switching from a concurrent user or minimum minutes offering to a named host offering. The reasons why a customer would cancel use of our services have included the pricing of our service offerings, the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. As a result of customer cancellations or reductions in purchases of our services, we may need to invest additional dollars in sales and marketing in order to compensate for increases in net customer losses, or we may need to invest in the development or acquisition of new offerings in an attempt to increase customer retention. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers, and the additional expense associated with acquiring new customers or developing or acquiring new products, could harm our business and operating results.

Our business and operating results may suffer if we fail to establish reseller relationships, if our resellers experience financial hardships, do not successfully market and sell our services, or devote greater efforts to the products and services of competitors, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of March 31, 2006, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during the first quarter of 2006 accounted for 15% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these resellers are per minute or usage-based payments. We must continue to establish and extend these distribution relationships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our resellers are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our resellers currently do so. Such resellers (i) may be forced for financial hardship reasons, or may choose, to devote insufficient resources to marketing and supporting our services, (ii) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the reseller’s customers to switch from our services to those of our competitors, or (iii) may be persuaded by a competitor of ours to sever the reseller’s distribution arrangement with us and possibly also become the exclusive reseller of that competitor. An example of a reseller which may devote greater resources to marketing and supporting the products and services of our competitors is our distributor Intercall, whose corporate parent West Corporation in April 2006 acquired our competitor Raindance and who therefore may increase its support of the Raindance offering, or cease offering some or all of our offerings, to our detriment. With regard to the telecommunications-provider distribution channel for web collaboration services which may prove economically significant in the future, our web collaboration services competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web collaboration services business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our resellers do not successfully distribute our services, if we lose existing resellers for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web collaboration services will suffer and our business and operating results will be harmed.

If continuing consolidation within the telecommunications industry causes one or more of our key resellers to significantly curtail or discontinue a reseller arrangement with us, our revenues may be negatively affected.

Our various reseller relationships accounted for 15% of our total revenue in the first quarter of 2006. Two of our large resellers, telecommunications providers AT&T and MCI, recently have been acquired by, respectively, SBC Communications and Verizon Communications. The acquisition of MCI was completed in January 2006, and the former MCI is now part of the business unit of Verizon known as Verizon Business. The acquisition of AT&T was completed in November 2005, and the combined entity is now known as AT&T. If one, or both, or other of our large resellers were to significantly reduce the scope of or discontinue a reseller arrangement with us whether as a result of having been acquired by another entity or otherwise, our reseller-related revenue could drastically decline, and our business could suffer significantly.

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

Our standalone WebEx Meeting Center service, the service which generates our largest sales revenue, accounted for approximately 36% of our revenue for the quarter ended March 31, 2006. We have developed and are selling other services, such as our Event Center, Training Center, Sales Center, Support Center (including components WebEx Remote Support, WebEx Remote Access, and the newly-launched WebEx System Management), our MeetMeNow service, our PCNow service, and our various add-ons such as our audio conferencing service. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

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

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our data network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, by monitoring and managing our data network resources we have been able to meet our internal goal of maintaining average daily peak usage at less than 50% of our data network capacity. Whenever average daily peak usage increases to a point approaching or exceeding 50% of our data network capacity, we add capacity so that we continue to meet our internal target of having average daily peak usage be less than 50% of our data network capacity. During the quarter ended March 31, 2006, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity.

In addition to our data network, we also maintain an integrated telephony network for which capacity planning and service-level monitoring is necessary. Meeting our goal of having average daily peak usage be less than 50% of our network capacity depends on our continuing ability to add both data network and telephony network capacity whenever we so desire. Securing such additional network capacity has not been a problem for us to date, due to the abundance of supply available for purchase. However, there can be no assurance that such supply of data network and telephony network capacity will always be available or available at reasonable prices.

If we fail to invest adequately to increase the capacity and quality of our data and telephony networks consistent with the growth in usage of each, or if there are supply constraints with respect to the acquisition of additional data network or telephony capacity, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks, we may lose customers and be unable to attract new customers and our operating results would be harmed.

We rely on our China subsidiary, which exposes us to economic and political risks in China, foreign exchange risk, risks related to political tension between China and the United States, risks arising from an inability to enforce our intellectual property rights, and risks relating to possible Chinese government monitoring of portions of our service delivery operations or infrastructure.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, as well as a number of other activities including lead research for our sales personnel, creation of technical documentation, preparation of marketing materials and the provisioning of customer websites. We have five facilities in China, located in Hefei, Hangzhou, Shanghai, Shenzhen and Suzhou. Our China subsidiary employed, as of March 31, 2006, approximately 780 of our worldwide employees. Our reliance on WebEx China for a significant portion of our quality assurance, software development and other activities exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Further, our per-employee productivity is lower in China than it is in the United States.

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

Many of the business interactions supported by our services are critical to our customers’ businesses. Although it is not standard practice for us to do so, in some situations we do make warranties in our customer agreements as to service uptime, or the percentage of time that our network will be operational and available for customer use. Accordingly, any failure by us to fulfill such warranty obligation, or more generally any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue.

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

We intend to continue to license technologies from third parties, which are integrated into our services and which constitute new web collaboration services. For example, we license database, operating system, server and enterprise marketing automation software, application server, monitoring and management software, billing software, font-rendering technology, voice-over-Internet protocol (VOIP) technology, and credit card payment processing services. As our sales volume, together with the scale and variety of our collaborative service offerings, grows larger, managing these third-party relationships and integrating the licensed technologies into our services, into our service delivery infrastructure and into our sales and marketing operations has become more important to the health of our business. If we are unable to meet the challenges associated with these more numerous and complex relationships with third-party providers, our business could suffer. Also, we are now relying on third parties to supply us with certain of our web collaboration services themselves, such as the System Management service that is a new offering within the Support Center family of services. These product-related third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology or licensed product into our MediaTone service delivery platform. This in turn could increase our costs and harm our business and operating results.

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to manage our future growth to meet customer and distribution partner requirements, both within the U.S. and internationally, our business could suffer.

We have experienced a period of rapid expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. As an example of this expansion, our worldwide headcount increased from 1,036 at March 31, 2003 to 2,059 at March 31, 2006. The March 31, 2006 total includes 79 employees who joined WebEx as part of the acquisition of Intranets. We expect to continue to increase our personnel during the remainder of 2006. Our expansion has placed, and we expect that it will continue to place, a significant strain on our management, operational and financial resources. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, we are continuing to transition another of our network operations centers from a Denver, Colorado facility to a co-location facility located in Ashburn, Virginia.

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

Breaches of our physical or technical security systems, or the security systems of our vendors who partner with us in the delivery of services to customers, may result in violations of our confidentiality and security obligations to our customers, may result in damage to our systems and our reputation, may endanger the safety of our employees and may harm our financial performance.

Our customers and end-users may use our services to share confidential and sensitive information, the security of which is critical to their business. Third parties may attempt to breach our security or the security of our vendors or customers. For example, although we are not aware of any breaches to the security of our primary service delivery infrastructure or our primary web collaboration service offerings, we have faced from time to time multiple ancillary security-related issues such as credit card payment verification problems, abuse of free trial offerings made available on our public website, and theft of audio-conferencing services by non-contracted parties.

We may be liable to our customers for any breach in security, and any breach could harm our reputation and cause us to lose customers or incur additional expenses, or both. For example, in connection with customer purchases of our services and with the help of an outside vendor, we process tens of thousands of credit card transactions per month, and any failure in either our or the vendor’s security system to safeguard customer information could result in violations of law or industry standards by us, damage to our customers or damage to our financial performance or reputation.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during the remainder of 2006. As the U.S. economy in general and the technology sector in particular continue to grow, we could encounter increasing difficulty hiring qualified personnel. We could encounter the same difficulty in other countries and regions where we operate and where the demand for skilled technology workers is growing quite rapidly, such as in China and India where we have experienced a significant degree of salary pressure and turnover in our workforce. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web collaboration services and our ability to develop new services, obtain new customers and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

Interruption or malfunction of our internal business processing systems, including those resulting from upgrades to our comprehensive database system and from our recent integration of a billing application licensed from a third-party into our business processing systems , could result in customer invoicing delays and other disruptions to our revenue-related financial accounting processes.

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

During the second quarter of 2005, we experienced actual malfunctions of our new business processing system that resulted in an inability to capture certain customer usage data we need to prepare invoices and also resulted in delays in the issuing of invoices to customers. We could experience such malfunctions in the future. In addition, we recently have added to our proprietary business processing system a billing application licensed from a third party, and we could encounter malfunctions associated with the integration of the third-party billing application into our business processing system.

During the first quarter of 2006 we completed the installation of a key upgrade to the application we use for financial reporting, human resource management and other enterprise resource planning functions. During the remainder of 2006 we plan to install upgrades to other portions of the application. Any material interruption or malfunction associated with the installation of these upgrades or the associated operation of the application, including bugs or start-up problems relating to installation of the upgrades, could result in similar billing, collection, credit-issuance and other revenue-related financial accounting problems.

Such interruptions or malfunctions relating to the upgrades or the integration of the third-party billing application, were they to become persistent or large-scale, could harm our customer relationships. In addition, such malfunctions could interfere with the accuracy of our financial reporting and could disrupt related internal control compliance activities, which could result in our violating legal requirements applicable to public companies.  Any such result could harm our business and stock price.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our on-demand web collaboration services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. In 2004 we completed installation of an updated version of our server management system, which system monitors and reports on the status of our various servers through which our real-time web collaboration services are delivered to customers. Any system failure, including the malfunction of the new server management system, that causes an interruption in our web collaboration services or a decrease in their performance, could harm our relationships with our customers and resellers. In addition, some of our communications hardware and software are hosted at third-party co-location facilities, and we rely as well on the functional operation of connectivity infrastructure such as fiber provided by third-party service providers. These systems and operations, including those of our third-party service providers, are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, physical damage to fiber lines or other third-party service provider infrastructure, sabotage, computer viruses and intentional acts of vandalism. In addition, third-party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur, which would harm our business.

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions such as confidentiality agreements and licenses, to establish and protect our technology. Also, our software is automatically protected by copyright law. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However,

-
third parties may infringe or misappropriate our trademarks such as our registered Meeting Center trademark which is currently being used by at least one competitor that believes our trademark to be invalid, and may also infringe our copyrights and similar proprietary rights;

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. The holders of such patents could initiate infringement claims against us. Also, in response to an infringement action brought by us, the defendant in such action could file counterclaims against us in the same proceeding or file a separate action against us in a different court. For example, in March 2006 a lawsuit was filed in U.S. federal district court by Automated Business Companies against a number of companies, including us, alleging that the defendants' services infringe three of the plaintiff's patents.  Future intellectual property dispute proceedings such as the Automated Business Companies action can be expensive, time-consuming and may divert management attention and engineering resources from their other responsibilities.

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

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other web collaboration services. One of our key resellers, Intercall, is a subsidiary of West Corporation which recently acquired our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

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

Competition from Microsoft in the collaboration software and services markets, from other vendors specifically targeted at the low-end market, or customers offering customer-premises products may adversely affect our operating results.

Competition from Microsoft in the collaboration software and services markets may adversely affect us. Microsoft since 2003 has had a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft in March 2005 announced the certain improvements to the Live Meeting service and other product developments. In mid-2005, Microsoft announced the acquisition of collaboration software provider Groove Networks. In November 2005, Microsoft previewed by press announcement its new Microsoft Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

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

In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web collaboration business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with are various U.S. state sales tax laws and regulations that may be held by the applicable authorities to apply to the sale of our web collaboration services. We do not currently collect sales tax from customers in the United States.  However, two states and one city have indicated that they intend to audit us in connection with, respectively, potential sales and use tax liability, and in April 2006 the city sent us a notice of assessment concerning use tax. Moreover, in the future federal tax authorities or the tax authorities in one or more states could assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities.  The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past.  If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

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

New Financial Accounting Standards Board (FASB) rules relating to equity-compensation programs, changes we are making in our equity compensation programs in response to the new rules, will significantly affect our results of operations.

The Financial Accounting Standards Board (FASB) has adopted final rules which change the way companies account for equity compensation in their financial statements. The new accounting standard is effective for fiscal years that begin after June 15, 2005, and accordingly is reflected in the financial statements contained in this Quarterly Report. This accounting rule change requires companies to report as a compensation expense equity compensation provided to employees, including stock options, purchases of stock at a discount pursuant to an employee stock purchase plan, and other forms of equity compensation. The new accounting rule has had a negative effect on our reported net income, due to our past extensive use of stock option and employee stock purchase plan awards, and also affects our reported amounts for pre-tax expense, tax rate, cash flow from operations and diluted shares outstanding.

In 2005, in anticipation of the new accounting rule, we amended our employee stock purchase plan to reduce the length of the offering period and the maximum number of shares that can be purchased during an offering period. In addition, now that the new FASB rule has taken effect, we are revising our equity compensation practices further to include alternative forms of equity compensation which will have a less negative effect on our reported net income, shares outstanding and other financial statement measures. These alternative forms of equity compensation will be selected from among the several forms of equity instruments provided for in our current 2000 Stock Incentive Plan. The precise impact of these changes in equity compensation practices, and any others we implement, on our business is difficult to predict.

The new FASB rule has added, and we believe will continue to add, complexity and uncertainty to our management of employee compensation practices, and for the foreseeable future will continue to demand a significant amount of management attention. On the one hand, if our policy of reduced equity compensation, or our plan to switch to alternative forms of equity compensation, are objected to by sufficient percentages of existing or potential future employees, either (i) we may be forced to increase cash compensation to make up for such reduced and modified stock-based compensation opportunities, which would increase our expenses, or (ii) we risk losing, or being unable to recruit, key personnel because our new equity compensation packages may not be deemed competitive in the technology company labor marketplace, which would hurt our business. In particular, the equity compensation packages offered by private companies—that is, companies whose securities are not publicly traded—could look appreciably more attractive to current or potential employees if we reduce our equity compensation packages too much. On the other hand, if in implementing these new equity issuance practices we are too liberal in the amount of equity compensation that we grant through new forms of equity instruments, whether because of the demands of the technology labor market, miscalculation of the effects of the new forms of equity grants on our compensation expense or otherwise, our compensation expense will increase appreciably and our results of operations may be further negatively affected.

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

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2006 and May 1, 2006, our stock price has traded as high as $36.04 on May 1, 2006, and as low as $21.50 on January 3, 2006. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The WebEx Board of Directors in November, 2005 approved a new share repurchase program, effective January 1, 2006, which authorizes the repurchase of, at the discretion of WebEx management, up to $10,000,000 of the Company’s common stock through June 30, 2006. During the quarter ended March 31, 2006, we did not make any repurchases under this repurchase program, nor did we make any other repurchases of our equity securities.

Item 6. Exhibits

Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1#	Summary of Modifications to Registrant’s 2006 Director Cash Compensation Plan
10.2#	Summary of Performance Measures Established for Registrant’s Executive Cash Bonus Plan
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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

# Denotes a management contract or compensatory plan or arrangement.

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

WEBEX COMMUNICATIONS, INC.

Date: May 9, 2006	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

WEBEX COMMUNICATIONS, INC.

Date: May 9, 2006	By:	/s/ DEAN MACINTOSH
Dean Macintosh
Vice President, Finance (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1#	Summary of Modifications to Registrant’s 2005 Director Cash Compensation Plan
10.2#	Summary of Performance Measures Established for Registrant’s Executive Cash Bonus Plan
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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

# Denotes a management contract or compensatory plan or arrangement.

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