Form 10-Q
period 2006-06-30
WEBEX COMMUNICATIONS INC
filed 2006-08-08
CIK 1109935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of WebEx common stock outstanding as of August 1, 2006 was 48,324,170 shares.

WEBEX COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
JUNE 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$40,229	$18,101
Short-term investments	228,629	179,110
Accounts receivable, net of allowances of $8,507 and $7,131, respectively	56,518	51,231
Prepaid expenses and other current assets	7,322	7,231
Prepaid income taxes	1,056	—
Deferred tax assets	11,355	6,326
Total current assets	345,109	261,999
Property and equipment, net	49,701	51,592
Goodwill	26,617	28,224
Intangible assets, net	14,687	16,453
Deferred tax assets	6,528	2,930
Other non-current assets	1,309	1,579
Total assets	$443,951	$362,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,858	$9,011
Accrued liabilities	32,343	24,737
Deferred revenue	14,997	12,652
Income tax payable	—	4,348
Total liabilities	52,198	50,748

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 48,222 and 46,143 shares issued and outstanding, respectively)	48	46
Additional paid-in capital	317,480	258,002
Accumulated other comprehensive income	2,495	2,022
Accumulated earnings	71,730	51,959
Total stockholders' equity	391,753	312,029
Total liabilities and stockholders' equity	$443,951	$362,777

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

Three months ended June 30,	Six months ended June 30,
	2006	2005	2006	2005

Net revenues	$92,862	$75,329	$181,326	$146,183
Cost of revenues(1)	17,653	12,804	33,624	24,661
Gross profit	75,209	62,525	147,702	121,522
Operating expenses:
Sales and marketing(1)	34,610	24,745	69,059	48,848
Research and development(1)	13.296	10,982	26,802	21,048
General and administrative(1)	9,374	5,299	18,948	11,082
Total operating expenses	57,280	41,026	114,809	80,978
Operating income	17,929	21,499	32,893	40,544
Interest and other income, net	2,081	1,502	3,816	3,239
Income before income taxes	20,010	23,001	36,709	43,783
Provision for income taxes	9,290	9,121	16,938	17,053
Net income	$10,720	$13,880	$19,771	$26,730

Net income per share:
Basic	$0.22	$0.31	$0.42	$0.59
Diluted	$0.22	$0.29	$0.40	$0.57

Weighted average shares used to compute net income per share:
Basic	47,843	45,479	47,245	45,223
Diluted	49,739	47,518	48,935	47,183

(1) Costs and expenses for the three and six months ended June 30, 2006 include SFAS 123R stock-based compensation expense.
See Note 2 to the condensed consolidated financial statements for additional information.

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,771	$26,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	10,977	6,003
Depreciation and amortization	10,425	7,252
Loss from disposal of assets	72	241
Deferred income taxes	(7,020)	777
Tax benefits of stock plans	9,407	7,460
Excess tax benefits from stock-based compensation	(3,669)	—
Stock-based compensation	12,592	6
Changes in operating assets and liabilities:
Accounts receivable	(16,264)	(14,551)
Prepaid expenses and other current assets	(91)	(370)
Other non-current assets	270	137
Accounts payable	(4,153)	(2,927)
Accrued liabilities	7,606	(557)
Income tax payable	(5,404)	3,838
Deferred revenue	2,345	1,231
Other	1,229	211
Net cash provided by operating activities	38,093	35,481

Cash flows from investing activities:
Purchases of property and equipment	(6,840)	(7,215)
Purchases of available-for-sale securities	(97,317)	(107,778)
Maturities and sales of available-for-sale securities	47,042	46,790
Net cash used in investing activities	(57,115)	(68,203)

Cash flows from financing activities:
Net proceeds from issuances of common stock	37,481	19,478
Excess tax benefits from stock-based compensation	3,669	—
Repurchase of common stock	—	(12,046)
Net cash provided by financing activities	41,150	7,432

Increase (decrease) in cash and cash equivalents	22,128	(25,290)
Cash and cash equivalents at beginning of the period	18,101	80,442
Cash and cash equivalents at end of the period	$40,229	$55,152

Supplemental disclosures of non-cash investing and financing activities:
Adjustments recorded in conjunction with acquisitions	$(1,607)	$462
Capitalization of lease incentives	$—	$2,295

Cash paid for:
Income taxes	$19,828	$4,879

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of WebEx Communications (the “Company” or “WebEx”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2005, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The Company reclassified $50.3 million of variable rate demand notes, which had been previously included in the condensed consolidated balance sheet caption “cash and cash equivalents” as of December 31, 2005, to the caption “short-term investments”. In addition, WebEx revised the presentation of the condensed consolidated statement of cash flows for the six months ended June 30, 2005 to reflect the gross purchases and sales of variable rate demand notes within cash flows used in investing activities. This reclassification resulted in decreased cash flows from investing activities of $27.0 million for the six months ended June 30, 2005. Stock compensation expense for the three and six months ended June 30, 2005 has been reclassified to the general and administrative operating expense category, which was previously classified as a single line item within the statements of income.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period, and the Company makes no representations related thereto. The condensed consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. The Company sells web collaboration services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers typically access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because the Company provides its applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide technical consulting services such as training, web-page design and custom set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract.

Committed and fixed fee subscription service revenue is recognized ratably (i.e. straight-line) over the current term of the contract. The Company recently began to offer consulting services to train customers how to use WebEx’s web collaboration services to improve sales, marketing, training, and other business activities.  These consulting services are recognized upon delivery of the service as prescribed in SAB No. 104.

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

The Company also enters into reselling arrangements with resellers, which purchase and resell the Company’s services on a discounted or pay-per-use basis. In such cases, revenue is recognized based on net amounts charged to the reseller. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. In a very small number of cases the Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from resellers are deferred until the related services are provided or until otherwise earned by WebEx. When the reseller bills the end-user, WebEx sells the services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user.

In a small minority of cases, the Company enters into another type of distribution arrangement--known as a referral arrangement--in which a third party refers a potential customer to WebEx’s direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, WebEx bills the end-user directly and WebEx pays a percentage of the proceeds generated from the sale of WebEx services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

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

As of June 30, 2006 and December 31, 2005, accounts receivable includes receivables of $7.7 million and $6.4 million respectively, for unbilled per-minute-based charges that occurred during the final month of the quarter.

Stock-Based Compensation

Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards prior to January 1, 2006 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Note 2: Employee Stock Benefit Plans and Stock-Based Compensation

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. In addition, beginning in the second quarter of 2006, the Company also began to issue restricted stock units as well as stock settled stock appreciation rights as allowed under the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 26,936,769 shares available for grant. Grants to employees under these plans generally expire after 10 years or earlier in the case of termination or death. Vesting terms under these plans are generally over four years. As of June 30, 2006, there were a total of 1,843,446 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 3,137,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period. In May 2005, WebEx changed the defined participation period from 24 months to 6 months. As of June 30, 2006, 369,589 shares were available for issuance under this plan.

A summary of the option activity under the 1998 and 2000 stock plans for the period ended June 30, 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	10,462,575	$20.72
Granted	640,241	$29.54
Exercised	(1,899,453)	$17.85
Forfeited/cancelled/expired	(1,172,855)	$22.98
Outstanding at June 30, 2006	8,030,508	$21.77	7.66	$111,486
Vested and expected to vest at June 30, 2006	6,850,916	$21.55	7.48	$96,710
Vested at June 30, 2006	3,312,142	$19.99	6.15	$52,393

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between WebEx's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of WebEx's stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $12.9 million and $30.5 million, respectively. The Company issues new shares of common stock upon the exercise of stock options.

A summary of restricted stock units as of June 30, 2006 and changes during the six months ended were as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	—	—
Granted	57,211	$32.44
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	57,211	$32.44

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2006, there was $1.8 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months (or a weighted average period of 4.0 years).

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

	Stock Options				Employee Stock Purchase Plan
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Weighted average fair value of grants	$16.3	$12.2	$15.1	$12.3	$9.5	$5.5	$6.8	$6.1
Expected life (in years)	4.3	3.5	4.4	3.5	0.5	0.5-2.0	0.5	0.5-2.0
Volatility	54%	76%	57%	76%	39%	34%	33%	55%
Risk-free interest rate	5.0%	3.8%	4.8%	3.8%	5.1%	3.2%	4.5%	2.3%
Dividend yield	—	—	—	—	—	—	—	—

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

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock-Based Compensation under SFAS 123R

The following table summarizes the impact of the adoption of SFAS 123R on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of revenues	$752	$1,530
Sales and marketing	2,397	5,099
Research and development	1,574	3,119
General and administrative	1,240	2,844
Stock-based compensation expense before income taxes	$5,963	$12,592
Income tax benefit	(24)	(24)
Stock-based compensation expense after income taxes	$5,939	$12,568

Effect on:
Net income per share - Basic	$0.12	$0.27
Net income per share - Diluted	$0.12	$0.26

As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $35.3 million which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months (or a weighted average period of 2.8 years). Total unrecognized compensation costs related to employee stock purchase plans as of June 30, 2006 was $975,000 and is expected to be recognized over a weighted average period of 0.33 years.

 Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended June 30, 2006, the Company recorded $2.2 million and $3.7 million of excess tax benefits from stock-based compensation as a financing cash inflow.

Stock-Based Compensation under Fair Value Method of SFAS 123

The table below sets out the proforma amounts of net income and net income per share that would have resulted for the three and six months ended June 30, 2005, if WebEx accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

	Three months ended June 30, 2006	Six months ended June 30, 2005
Net income as reported	$13,880	$26,730
Add: Stock-based employee compensation expense included in determination of net income, net of tax	(6)	(7)
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of tax	(3,762)	(11,099)
Pro-forma net income	$10,112	$15,624
Net income per share: Basic: As reported	$0.31	$0.59
Pro forma	$0.22	$0.35
Diluted: As reported	$0.29	$0.57
Pro forma	$0.21	$0.33

Note 3: Net Income per Share

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted net income per share calculations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income	$10,720	$13,880	$19,771	$26,730
Denominator:
Weighted average shares used to compute basic net income per share	47,843	45,479	47,245	45,223
Effect of dilutive securities:
Dilutive potential common shares	1,896	2,039	1,690	1,960
Weighted average shares used to compute diluted net income per share	49,739	47,518	48,935	47,183
Net income per share:
Basic	$0.22	$0.31	$0.42	$0.59
Diluted	$0.22	$0.29	$0.40	$0.57

The following potential common shares have been excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except price range)
Outstanding common stock options	309	2,403	405	3,330
Price range	$33.25-$55.38	$23.95-$55.38	$30.45-$55.38	$22.87-$55.38

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

WebEx records an allowance for doubtful accounts to provide for losses on receivables due to customer insolvency risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. The allowance is estimated based primarily on an analysis of the historical rate of insolvency losses. The accuracy of the estimate is dependent on the future rate of insolvency losses being consistent with the historical rate.

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales reserve:
Beginning balance	$6,528	$4,387	$6,077	$4,631
Amounts deducted from revenue	5,851	3,179	10,523	5,800
Amounts written off	(5,149)	(2,818)	(9,370)	(5,683)
Ending balance	$7,230	$4,748	$7,230	$4,748

Allowance for doubtful accounts:
Beginning balance	$1,063	$845	$1,054	$1,003
Amounts charged (credited) to bad debt expense	302	(34)	454	203
Amounts written off	(88)	(249)	(231)	(644)
Ending balance	$1,277	$562	$1,277	$562

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,591	$5,232	$7,131	$5,634
Amounts deducted from revenue / charged (credited) to bad debt expense	6,153	3,145	10,977	6,003
Amounts written off	(5,237)	(3,067)	(9,601)	(6,327)
Ending balance	$8,507	$5,310	$8,507	$5,310

Note 5: Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income	$10,720	$13,880	$19,771	$26,730
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	313	(348)	472	40
Unrealized gain on investments	51	141	1	14
	364	(207)	473	54
Comprehensive income	$11,084	$13,673	$20,244	$26,784

Note 6: Cash Equivalents and Short-term Investments

The following is a summary of available-for-sale investments as of June 30, 2006 and December 31, 2005:

	June 30, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:	(In thousands)
Corporate notes and bonds	$27,256	$2	$(139)	$27,119	$37,550	$2	$(212)	$37,340
Municipal notes and bonds	170,849	—	(271)	170,578	96,009	—	(193)	95,816
Government agencies	35,327	—	(365)	34,962	46,326	—	(371)	45,955
Money market funds	13,590	—	—	13,590	1,537	—	—	1,537
Total	$247,022	$2	$(775)	$246,249	$181,422	$2	$(776)	$180,648

Cash and cash equivalents	$17,620	$1,538
Short-term investments	228,629	179,110
Total	$246,249	$180,648

The fair value of the Company’s investment in available-for-sale securities, by contractual maturity, was as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Due in less than one year	$150,985	$88,150
Due in 1-5 years	95,264	92,498
Total	$246,249	$180,648

Realized gains and losses from sales of available securities were zero in the three and six months ended June 30, 2006 and not material in the three and six months ended June 30, 2005.

Note 7: Goodwill and Intangibles, Net
Goodwill	Amount
(in thousands)

Balance, December 31, 2005	$28,224
Goodwill acquired during the period	—
Goodwill adjustment related to Intranets.com, Inc. acquisition	(1,607)
Balance, June 30, 2006	$26,617

The goodwill adjustment during the six months ended June 30, 2006 shown in the table above corresponds to the Company’s evaluation of the deferred tax assets and valuation allowance related to the utilization of the Company’s net operating loss carryforwards. The evaluation completed during the first quarter of 2006 resulted in the realization of the tax benefit of these deferred assets, of which $1.6 million reduced goodwill related to net operating loss carryforwards acquired from Intranets.com, Inc. (“Intranets”).

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

Purchased Intangible Assets

Intangible assets, net as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$9,120	$(1,713)	$7,407	$9,120	$(780)	$8,340
Intellectual property rights	4,326	(2,156)	2,170	4,326	(1,987)	2,339
Trade names and domain names	1,556	(431)	1,125	1,556	(271)	1,285
Customer contracts and relationships	5,123	(1,138)	3,985	5,123	(634)	4,489
Total purchased intangible assets	$20,125	$(5,438)	$14,687	$20,125	$(3,672)	$16,453

Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which range from 3-10 years.

Estimated future amortization expense of existing intangibles is as follows:

Year:	Amortization Expense
(In thousands)

2006 (remaining 6 months)	$1,713
2007	3,359
2008	3,269
2009	3,174
2010	2,240
Thereafter	932
Total	$14,687

Note 8: Commitments and Contingencies

Contractual Commitments

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase commitments by year and in the aggregate, as of June 30, 2006, were as follows:

	Remaining 6 months of 2006	2007	2008	2009	2010	2011 and after	Total
	(In thousands)
Operating leases commitments	$3,345	$6,241	$6,708	$6,092	$5,653	$13,625	$41,664
Purchase commitments	25,839	2,527	6	37	—	—	28,409
Total	$29,184	$8,768	$6,714	$6,129	$5,653	$13,625	$70,073

Lease Commitments

WebEx leases facilities in various U.S. cities and in several non-U.S. countries for sales-related activities and, in some cases, to house equipment used in the operation of the Company’s MediaTone network. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, which requires that leases be evaluated and classified as operating or capital for financial reporting purposes. All rented office space that the Company currently occupies is classified as an operating lease. Rent expense is recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases, the amount of space occupied at any time and certain incentives provided by the lessor. This results in the same amount of rent expense per square foot occupied in all periods during the lease term.

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

Purchase Commitments

At June 30, 2006, WebEx had purchase commitments totaling approximately $28.4 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Other Commitments

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of June 30, 2006, the Company had no outstanding borrowings under the credit line, but did have $3.5 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

Indemnity and Warranty Obligations

In WebEx’s agreements with customers and resellers, WebEx agrees to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to maintain certain service levels in some of its agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of June 30, 2006, WebEx had not incurred any liability with respect to its indemnification obligations. Likewise, customers and resellers may bring claims with respect to WebEx’s warranty and service level obligations, but as of June 30, 2006, WebEx has not incurred a material liability with respect to such claims.

Other

WebEx has not generally collected sales tax from customers in the United States and believes the services it provides are generally exempt from sales tax.  However, two states and one city have commenced or indicated that they intend to commence an audit of the Company in connection with potential sales and use tax liability. In April 2006, that same city sent WebEx a notice of assessment concerning use tax. In addition, commencing after June 30, 2006, WebEx began collecting sales tax from customers in two states. Moreover, in the future, federal tax authorities or tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities.  The collection and remittance of such taxes is not expected to have a material impact on WebEx's financial statements.  It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past.  If such a claim were to be asserted against WebEx and WebEx was found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties.

The Company concluded during the fourth quarter of 2005 that one audit as mentioned above was likely to be conducted and that the authorities in one state were likely to assert a claim or claims as a result of this audit. While the Company will contest any such claim(s), it believes that it was probable that a liability had been incurred as of December 31, 2005 and made an accrual in accordance with paragraph 8 of SFAS No. 5, Accounting for Contingencies. During the second quarter of 2006, the Company recorded an additional $900,000 relating to this state and one other state, in which it has currently begun to collect sales tax. The Company has not received any formal assessment from any state concerning sales or use tax.

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

On March 27, 2006, a lawsuit was filed in the United States District Court for the Southern District of Texas by Automated Business Companies against a number of companies, including WebEx, alleging that the defendants’ services which “enable individuals to remotely control their personal computers” infringe three of the plaintiff’s patents.  WebEx believes that the claims being asserted in the lawsuit are without merit and that it has meritorious defenses against such claims. Accordingly, WebEx intends to vigorously defend itself against these claims. The Company has not recorded any accrual in connection with this matter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our business focus, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, sources of revenue, expected expenses including those related to sales and marketing, research and development and general and administrative, our use of net operating loss carryforwards, our beliefs regarding the health and growth of the market for our web collaboration services and reasons for growth, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, our investments and potential interest rate exposure, our tax liability exposure, our intent to license technologies from third parties that are integrated into our services, our plans to increase headcount, relocate certain operations and the related costs, our plans to upgrade and expand our applications, our reliance on our China subsidiary, statements regarding our internal controls, the effect of recent accounting pronouncements and our legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Business, Principal Products, Locations

We offer several on-demand web collaboration services. “On-demand” is a software industry term meaning that the software is hosted at the vendor’s facilities and furnished to customers as a service—sometimes also called “software as a service” (SaaS) or a “hosted” service—rather than the software being furnished in tangible disc or downloaded-file form for physical installation on a computer server at the customer’s location. By web collaboration services, we mean services that allow end-users to conduct online meetings, share software applications, documents, presentations and other content online, participate in large-scale events or programs,and coordinate projects, activities and tasks over the Internet using a standard web browser. Our web collaboration services enable users to engage in rich-media, interactive, real-time communications without the need to be in the same physical location, which we believe allows users to be more productive and efficient.

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

Our web collaboration services generally run on our underlying WebEx MediaTone Network. The WebEx MediaTone Network is a private, switched, web-based network that is designed to deliver scalable, secure and managed real-time web collaboration services. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver—whether over traditional hard-wired or wireless fidelity (Wi-Fi) networks—advanced communications capabilities to hundreds or even thousands of computers simultaneously regardless of location across a wide variety of platforms, computer operating systems, devices and browsers.

Our corporate headquarters is located in Santa Clara, California, and we have a network operations center located in Mountain View, California. We also lease facilities in various U.S. cities and in several non-U.S. countries, in most cases for sales-related activities and, in certain other cases, to support our worldwide technical operations including the housing of equipment used in the operation of our MediaTone Network.

Revenue and Cash-Generation Models

We sell our services directly to customers, which in the second quarter of 2006 accounted for approximately 86% of our revenue, or $80.3 million. We also sell our services indirectly through our resellers that buy and resell our services. These sales in the second quarter of 2006 represented approximately 14% of our revenue, or $12.6 million. With our resellers, we sell our services to and contract directly with the reseller, and revenue is recognized based on net amounts charged to the reseller. We also have another type of distribution arrangement--known as a referral arrangement--in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

The majority of our revenue is currently generated based on a committed-subscription pricing model. We offer several forms of committed-subscription pricing:

-	“Flat rate” pricing, in which the customer pays a set price per month regardless of usage. A majority of our committed-subscription customers purchase our services in this manner;

-	“Concurrent-user” or “per port” pricing which enables a customer to have a set number of users connected to WebEx meetings at any one time;

-	“Minimum minutes” pricing, in which the customer commits to pay for a certain number of minutes of usage during a specified time period.

We refer to the revenue associated with our various committed subscription arrangements as committed revenue.

Currently, our most popular flat-rate offering is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. We also offer a full-deployment offering in which all employees within a company can utilize WebEx meeting services for a flat monthly rate. During the fourth quarter of 2005 we introduced two new flat-rate offerings, targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a simple web conferencing service offered on a monthly basis. The second flat-rate offering is our WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans.

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include certain reseller arrangements, customer overage fees for above-the-subscribed-to use of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

We typically bill our customers monthly and on open account. For each of our flat rate, concurrent-user and monthly minutes-based commitment subscription customers, the customer is billed monthly in advance based on the monthly subscription amount stated in the customer agreement. For these customers, additional usage beyond the monthly subscription quantity, or overage, is billed in arrears based on the actual amount of such overage. For quarterly, semi-annual and annual minutes-based subscription customers, all monthly billing is in arrears and based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, the customer is billed for the remaining amount of the contractual commitment not previously billed.

Market Opportunities, Related Challenges and Our Responses

We believe the market for on-demand web collaboration services to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology, or IT, spending and employee travel. In light of increased IT budget constraints reportedly faced by many companies and particularly small companies or self-employed individuals, we believe a cost-saving decision is to purchase services from an on-demand web collaboration services vendor to meet a company’s needs, rather than undertaking the capital and personnel spending necessary to purchase, install and maintain their own systems to provide that type of functionality. Additionally, as a result of increasing fuel prices and travel costs, we believe companies may decide that online collaboration—that is, web conferencing and web applications—can reduce costs and obviate the need to travel to conduct business, perform training, provide support or participate in large-attendee events. However, it is possible that growth in the market for web collaboration services may slow down or be less than currently projected.

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

Industry-Wide Factors Relevant to Us

The collaboration software and services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit and Saba.

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other collaborative web communications services. One of our key resellers, Intercall, is a subsidiary of West Corporation which in April 2006 acquired our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft since 2003 has had a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. In 2005, Microsoft acquired collaboration software provider Groove Networks. Subsequent to this acquisition, Microsoft announced its new Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

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

Finally, some of our competitors such as IBM and Cisco Systems offer software products or products that are a combination of software and hardware that include web collaboration functionality. This type of web collaboration offering, sometimes called a customer premise or on-premise solution, allows customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

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

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. We sell web collaboration services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (straight-line) over the current term of the contract and variable usage-based fees are recognized as usage occurs. During the initial term of an agreement, we may provide training services, web-page design and custom set-up services. We consider all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. We have recently began to offer consulting services to train customers how to use our web collaboration services to improve sales, marketing, training and other business activities. These consulting services are recognized upon delivery of the service as prescribed in SAB No. 104.

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

We also enter into reselling arrangements with certain resellers, which purchase and resell our services on a discounted or pay-per-use basis. We contract directly with resellers, and revenue is recognized based on net amounts charged to the reseller. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. In a very small number of cases our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Advance payments received from resellers are deferred until the related services are provided or until otherwise earned by us.

In a small minority of cases, we enter into another type of distribution arrangement--known as a referral arrangement--in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, we bill the end-user directly and WebEx pays a percentage of the proceeds generated from the sale of our services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer insolvency risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. The allowance estimate is based primarily on an analysis of the historical rate of insolvency losses. The accuracy of the estimate is dependent on the future rate of insolvency losses being consistent with the historical rate. If the rate of future insolvency losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual insolvency losses. If we are uncertain whether a loss is appropriately charged to the sales reserve or the allowance for doubtful accounts, we charge the loss to the sales reserve.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the eight quarters ended June 30, 2006:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Sales reserve:	(Dollars in thousands)
Beginning balance	$6,528	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447	$4,995
Amounts deducted from revenue	5,851	4,672	3,816	4,022	3,179	2,621	2,518	1,331
Amounts written off	(5,149)	(4,221)	(3,218)	(3,291)	(2,818)	(2,865)	(2,334)	(1,879)
Ending balance	7,230	6,528	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447

Allowance for doubtful accounts:
Beginning balance	$1,063	$1,054	$880	$562	$845	$1,003	$916	$1,266
Amounts charged (credited) to bad debt expense	302	152	242	454	(34)	237	231	(258)
Amounts written off	(88)	(143)	(68)	(136)	(249)	(395)	(144)	(92)
Ending balance	1,277	$1,063	$1,054	$880	$562	$845	$1,003	$916

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363	$6,261
Amounts deducted from revenue / charged (credited) to bad debt expense	6,153	4,824	4,058	4,476	3,145	2,858	2,749	1,073
Amounts written off	(5,237)	(4,364)	(3,286)	(3,427)	(3,067)	(3,260)	(2,478)	(1,971)
Ending balance	8,507	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363
Gross accounts receivable	$65,025	$60,840	$58,362	$49,894	$46,296	$39,757	$38,072	$34,694

Sales reserve as a percentage of gross accounts receivable	11.1%	10.7%	10.4%	11.0%	10.3%	11.0%	12.2%	12.8%

Allowance for doubtful accounts as a percentage of gross accounts receivable	2.0%	1.8%	1.8%	1.8%	1.2%	2.1%	2.6%	2.6%

Total receivable reserves as a percentage of gross accounts receivable	13.1%	12.5%	12.2%	12.8%	11.5%	13.1%	14.8%	15.4%

Income Taxes

We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers.  Deferred tax assets and liabilities are also determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered.  The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated.  Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income.  These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.  For the six months ended June 30, 2006, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $1.8 million for the balance of the year, of which $1.6 million reduced goodwill related to the acquisition of Intranets.

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

Results of Operations

Net Revenues
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net revenues	$92,862	$75,329	$181,326	$146,183
Increase, period over period	$17,533		$35,143
Percentage increase, period over period	23%		24%

Net revenues increased 23% (18% excluding the acquisition of Intranets) during the second quarter of 2006 and 24% (19% excluding the acquisition of Intranets) during the first six months of 2006 as compared to the corresponding prior year periods. Net revenues increased during both periods due primarily to growth in our domestic and international subscriber base and increased usage of existing and new service products. During the second quarter of 2006, our number of subscription customers increased to 25,100.

During the second quarter of 2006, U.S. net revenues were $78.7 million, an increase of 19% from the corresponding prior year period, while international net revenues increased 51% to $14.2 million. Included in net revenues for the second quarter of 2006 was $3.9 million of revenues related to Intranets. During the first six months of 2006, U.S. net revenues were $153.8 million, an increase of 20% from the corresponding prior year period, while international net revenues increased 55% to $27.5 million. The increase in international revenues for the second quarter and first six months of 2006 was due to the Company’s increased focus and investment outside of the U.S. Included in net revenues for the first six months of 2006 was $7.6 million of revenues related to Intranets.

One of the measurement tools, or metrics, which we use to help forecast future revenues is what we refer to as monthly revenue rate (“MRR”). We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of June 2006 were approximately $23.5 million and our average monthly-uncommitted revenue in the quarter ended June 30, 2006 was $8.9 million. Thus our monthly revenue rate exiting June 2006 was $32.4 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter's revenue, the actual revenue in the next quarter is impacted by other factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii) usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events and other non-recurring revenues that are not included in MRR and (v) sales reserve adjustments. Certain revenue elements not included in MRR have been declining in recent quarters due to changes in our business practices. For example, due to recent changes in our sales compensation plans, our sales employees, where permitted to give customer discounts, have been more apt than previously to give discounts on the set-up fee portion of a customer’s payment obligation and less apt than previously to give discounts on the monthly subscription, or MRR, portion of the customer’s payment obligation. On the other hand, customer credits, which are among the factors outside of MRR that operate to reduce our revenue, have increased in recent quarters. Also, quarterly minutes-based subscriptions have been increasing. While quarterly or semiannual minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly or semiannual billing period.

The following table shows our MRR for the eight quarters ended June 30, 2006:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(In millions)
Uncommitted usage - monthly average during the quarter	$8.9	$8.7	$7.3	$7.3	$7.7	$7.0	$6.2	$6.0
Contracted subscriptions at the end of the quarter	23.5	22.1	21.4	19.2	18.3	17.4	16.8	15.9
Total MRR	$32.4	$30.8	$28.7	$26.5	$26.0	$24.4	$23.0	$21.9

We use a lost subscription customer ratio metric to track what percentage of our customers we lose each month. Our lost customer ratio is based on customer count and is calculated as the quotient obtained from the following: (i) the average monthly number of lost customers (including customers who have switched their purchases of our services from us directly to our partners) during the quarter, divided by (ii) our total number of customers at the end of the last month of the quarter plus the average monthly number of lost customers during the quarter (including customers who have switched their purchases of our services from us directly to our partners). Our lost subscription customer ratio for the three months ended June 30, 2006 was 2.4% per month, which includes Intranets beginning in the fourth quarter of 2005. The following table shows our lost customer ratio for the eight quarters ended June 30, 2006:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Lost subscription customer ratio percentage	2.4%	2.2%	2.2%	1.9%	1.9%	2.0%	1.9%	1.3%

The increase in the lost subscription customer ratio percentage was due primarily to the inclusion of Intranets beginning in the fourth quarter of 2005 and the associated project based nature of a portion of Intranets business, which is focused on the small to medium business market. As projects are completed, websites are often cancelled by the customer, although the customer may be retained.

Cost of Revenues

Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of revenues	$17,653	$12,804	$33,624	$24,661
Percentage of net revenues	19%	17%	19%	17%
Increase, period over period	$4,849		$8,963
Percentage increase, period over period	38%		36%

Cost of revenues increased 38% during the second quarter of 2006 and 36% during the first six months of 2006 as compared to the corresponding prior year periods. Cost of revenues increased during the second quarter and first six months of 2006 due primarily to $752,000 and $1.5 million, respectively, of stock compensation expense related to the adoption of SFAS 123R as well as increases in the costs for delivering existing and new services to customers. In addition, we increased our technical staff 13% during the second quarter of 2006 as compared to the corresponding prior year period to support our installed base of customers and we increased expenditures to expand and improve our worldwide network. We recorded amortization of developed technology related to the acquisition of Intranets of $440,000 and $880,000 during the second quarter and first six months of 2006, respectively.

Sales and Marketing

Sales and marketing expense consists of personnel costs, including commissions for sales, marketing and customer care, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Sales and marketing	$34,610	$24,745	$69,059	$48,848
Percentage of net revenues	37%	33%	38%	33%
Increase, period over period	$9,865		$20,211
Percentage increase, period over period	40%		41%

Sales and marketing expense increased 40% during the second quarter of 2006 and 41% during the first six months of 2006 as compared to the corresponding prior year periods. Sales and marketing expense increased during the second quarter and first six months of 2006 due primarily to $2.4 million and $5.1 million, respectively, of stock compensation expense related to the adoption of SFAS123R, increased spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. Sales and marketing headcount increased 19% in the second quarter of 2006 as compared to the corresponding prior year period. During the second quarter and first six months of 2006, we extended our promotion of existing products and continued to promote our latest product releases, including WebOffice, which is intended to expand our offerings in the small to medium business market, as well as MeetMeNow and PCNow, which are targeted to individual professionals.

Research and Development

Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Research and development	$13,296	$10,982	$26,802	$21,048

Percentage of net revenues	14%	15%	15%	14%
Increase, period over period	$2,314		$5,754
Percentage increase, period over period	21%		27%

Research and development expense increased 21% during the second quarter of 2006 and 27% during the first six months of 2006 as compared to the corresponding prior year periods. Research and development expense increased during the second quarter and first six months of 2006 due primarily to $1.6 million and $3.1 million, respectively, of stock compensation expense related to the adoption of SFAS123R and increases in equipment related expenses to develop and support existing and new products. The increase in research and development expense was offset in part by a reduction in headcount of 6% in the second quarter of 2006 as compared to the corresponding prior year period.

General and Administrative

General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
General and administrative	$9,374	$5,299	$18,948	$11,082
Percentage of net revenues	10%	7%	10%	8%
Increase, period over period	$4,075		$7,866
Percentage increase, period over period	77%		71%

General and administrative expense increased 77% during the second quarter of 2006 and 71% during the first six months of 2006 as compared to the corresponding prior year periods. General and administrative expense increased during the second quarter and first six months of 2006 due primarily to $1.2 million and $2.8 million, respectively, of stock compensation expense related to the adoption of SFAS123R as well as increased employee-related expenses, a litigation reserve associated with a potential sales tax liability and executive severance costs. The increase in employee-related expenses was due primarily to an increased headcount of 14% in the second quarter of 2006 as compared to the corresponding prior year period.

Stock-Based Compensation

The stock-based compensation cost was included in the Condensed Consolidated Statements of Income corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of revenues	$752	$—	$1,530	$—
Sales and marketing	$2,397	$—	$5,099	$—
Research and development	$1,574	$—	$3,119	$—
General and administrative	$1,240	$6	$2,844	$7
Stock-based compensation	$5,963	$6	$12,592	$7
Percentage of net revenues	6%	—%	7%	—%

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the second quarter and first six months of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1,

2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25.

Interest and other income, net

Interest and other income, net consists of net investment income, interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries, and certain other expenses. Interest and other income, net increased $579,000 and $577,000, respectively, in the second quarter and first six months of 2006 as compared to the corresponding prior year periods due primarily to an increase in interest income from greater cash and investments balances and higher interest rates, offset in part by currency exchange losses from transactions in other than the local currency of our foreign subsidiaries.

Provision for income taxes

We recorded a provision for income taxes of $9.3 million for the three months ended June 30, 2006 and a provision for income taxes of $16.9 million for the six months ended June 30, 2006 based on our estimated effective tax rate for full year 2006 of 46.1%. Our estimated annual effective tax rate for 2006 is approximately 7.4 percentage points higher than 2005 due primarily to the tax impact of stock-based compensation under SFAS 123R. With the adoption of SFAS 123R, the stock-based compensation related to such items as incentive stock options and the employee stock purchase plan is treated as a permanent tax difference. Therefore, the stock-based compensation is added back to income before income taxes for tax purposes and results in a higher effective tax rate in 2006 as compared to 2005. We expect to continue to use net operating loss carryforwards to offset U.S. taxable income in 2006; however, the utilization is limited on an annual basis based on Section 382 of the Internal Revenue Code. For the six months ended June 30, 2006, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $1.8 million for the balance of the year, of which $1.6 million reduced goodwill related to the acquisition of Intranets.

Liquidity and Capital Resources
	Six months ended June 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$38,093	$35,481
Net cash used in investing activities	(57,115)	(68,203)
Net cash provided by financing activities	41,150	7,432
Net increase (decrease) in cash and cash equivalents	$22,128	$(25,290)

We have generated cash from operations in each quarter since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations.

As of June 30, 2006, cash, cash equivalents and short-term investments were $268.9 million, an increase of $71.6 million compared with cash, cash equivalents and short-term investments of $197.2 million as of December 31, 2005. As of June 30, 2006 and December 31, 2005, we had no debt.

Operating Activities

Net cash provided by operating activities increased $2.6 million in the six months ended June 30, 2006 as compared to the corresponding period in 2005. The increase was due primarily to higher earnings of $4.1 million, after adjustments for non-cash items including stock compensation expense, provisions for doubtful accounts and sales reserve and depreciation and amortization. In addition, an increase in accrued liabilities of $8.2 million and an increase in deferred revenue of $1.1 million as compared to the corresponding prior year period also contributed to the increase in cash from operations. The increase in cash from operations was partially reduced by higher payments for taxes of $14.9 million during 2006 as compared to 2005, an increase in accounts receivable of $1.7 million due to the revenue growth in the Company and processing delays with our new billing provider as well as higher payments in accounts payable of $1.2 million due to the timing of payments. In addition, with the adoption of SFAS 123R, $3.7 million related to excess tax benefits from stock-based compensation, which was previously recorded in operating activities prior to 2006, was recorded in financing activities.

Investing Activities

Net cash used in investing activities decreased $11.1 million in the first six months of 2006 as compared to the corresponding prior year period. The decrease was due primarily to a decrease in investment purchases during the first six months of 2006. Capital purchases remained essentially flat at $6.8 million and $7.2 million in the first six months of 2006 and 2005, respectively.

Financing Activities

Net cash provided by financing activities increased $33.7 million in the first six months of 2006 as compared to the corresponding prior year period. The increase was due primarily to proceeds received from issuances of common stock under employee stock programs of $37.5 million in the first six months of 2006 as compared to $19.5 million in the first six months of 2005. In, addition, with the adoption of SFAS123R, we recorded $3.7 million of excess tax benefits from stock-based compensation in financing activities.

In the first six months of 2005, we repurchased $12.0 million of common stock under our $40.0 million authorized repurchase program. We repurchase shares of our common stock under a program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. During July 2006, our Board of Directors authorized a new share repurchase program, which authorizes up to $40.0 million for share repurchases through December 2007.

Other

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of June 30, 2006, we had no outstanding borrowings under the credit line, but did have $3.5 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

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

Lease Commitments

We lease facilities in various U.S. cities and in several non-U.S. countries for sales-related activities and, in some cases, to house equipment used in the operation of our MediaTone Network. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

Purchase Commitments

As of June 30, 2006, our material purchase commitments, including those for telecommunication lines and data services, equipment and software and construction of leasehold improvements at new leased facilities, totaled $28.4 million. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Indemnity and Warranty Obligations

In our agreements with customers and resellers, we agree to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on our services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, we have provided certain warranties and committed to maintain certain service levels in some of our agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, our agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit our liability under the agreements to the amount of fees paid to us. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of June 30, 2006, we had not incurred any liability with respect to our indemnification obligations. Likewise, customers and resellers may bring claims with respect to our warranty and service level obligations, but as of June 30, 2006, we had not incurred a material liability with respect to such claims

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Long Term Contracts

The following table summarizes our significant contractual commitments at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease commitments	$41,664	$3,345	$12,949	$11,745	$13,625
Purchase commitments	28,409	25,839	2,533	37	—
Total	$70,073	$29,184	$15,482	$11,782	$13,625

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2006, a lawsuit was filed in the United States District Court for the Southern District of Texas by Automated Business Companies against a number of companies, including us, alleging that the defendants’ services which “enable individuals to remotely control their personal computers” infringe three of the plaintiff’s patents.  The plaintiff Automated Business Companies seeks damages and injunctive relief. We believe that the claims being asserted in the lawsuit are without merit and that we have meritorious defenses against such claims. Accordingly, we intend to vigorously defend ourselves against these claims.

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

Our dominant pricing model has been a committed-subscription pricing model. We offer several forms of committed-subscription pricing:

-	“Flat rate” pricing, in which the customer pays a set price per month regardless of usage. A majority of our committed-subscription customers purchase our services in this manner;

-	“Concurrent-user” or “per port” pricing, which enables a customer to have a set number of users connected to WebEx meetings at any one time; and

-	“Minimum minutes” pricing, in which the customer commits to pay for a certain number of minutes of usage during a specified time period.

We refer to the revenue associated with our various committed subscription arrangements as committed revenue.

Currently, our most popular flat-rate offering is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. We also offer a full-deployment offering in which all employees within a company can utilize WebEx meeting services for a flat monthly rate. During the fourth quarter of 2005 we introduced two new flat-rate offerings targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a simple web conferencing service offered on a monthly basis. The second flat-rate offering is our WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans.

In addition to our committed subscription offerings, there are several situations in which customers are charged per minute or usage-based pricing. These include certain reseller arrangements, customer overage fees for usage above the subscribed-to amount of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web collaboration session. Finally, we have per-minute web collaboration services available through our website and payable by credit card. We refer to the revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as uncommitted revenue.

For the quarter ended June 30, 2006, usage-based revenue was approximately 27% of our total revenue. The various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict.

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

A number of our new and existing customers are selecting our named host offering. Approximately 89% of our new subscription-based agreements entered into during the second quarter of 2006 were named host agreements, and approximately 55% of our current subscription-based agreements are named host agreements. Because the amount we charge for a named host is less than the amount we charge for a concurrent user, we may get less revenue from customers who select the named host pricing model than we have historically from our concurrent user customers. In addition, we generally do not receive overage revenue under the named host model. This loss of subscription and overage revenue may be offset in the future if named host customers increase the number of named hosts they subscribe to or if the number of customers increases due to the availability of this lower-priced model. If neither of these trends occurs, our operating results will be negatively affected.

We expect that our operating expenses will continue to increase, and if our revenue does not correspondingly increase, our business and operating results will suffer.

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization, on enhancing our network infrastructure and on upgrading leased facilities such as our European headquarters. An example of a substantial financial commitment made during the past two years is our ten-year lease for space in a Santa Clara, California building which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce, proportionately, our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and, therefore, our operating results could suffer.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our lost subscription customer ratio was 2.4% for the quarter ended June 30, 2006. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers. A customer may also change types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower. The reasons why a customer would cancel use of our services have included the pricing of our service offerings, the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. As a result of customer cancellations or reductions in purchases of our services, we may need to invest additional dollars in sales and marketing in order to compensate for increases in net customer losses, or we may need to invest in the development or acquisition of new offerings in an attempt to increase customer retention. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers, and the additional expense associated with acquiring new customers or developing or acquiring new products, could harm our business and operating results.

Our business and operating results may suffer if we fail to establish reseller relationships, if our resellers experience financial hardships, do not successfully market and sell our services, or devote greater efforts to the products and services of competitors, or if we fail to become a significant participant in the telecommunications provider distribution channel.

As of June 30, 2006, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during the second quarter of 2006 accounted for 14% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these resellers are per minute or usage-based payments. We must continue to establish and extend these distribution relationships. Establishing these distribution relationships can take as long as several months or more. It typically also takes several months before our distribution arrangements generate significant revenue. Our resellers are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our resellers currently do so. Such resellers (i) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the reseller’s customers to switch from our services to those of our competitors, or (ii) may be persuaded by a competitor of ours to sever the reseller’s distribution arrangement with us and possibly also become the exclusive reseller of that competitor. An example of a reseller which may devote greater resources to marketing and supporting the products and services of our competitors is our distributor Intercall, whose corporate parent West Corporation in April 2006 acquired our competitor Raindance and who therefore may increase its support of the Raindance offering, or cease offering some or all of our offerings, to our detriment. With regard to the telecommunications-provider distribution channel for web collaboration services which may prove economically significant in the future, our web collaboration services competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web collaboration services business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our resellers do not successfully distribute our services, if we lose existing resellers for whatever reason or if we fail to become a significant participant in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web collaboration services will suffer and our business and operating results will be harmed.

A small number of resellers is responsible for most of the 14% of our total revenue that is attributable to resellers, and if any of these resellers discontinues or significantly curtails a reseller arrangement with us, our operating results would be negatively affected.

Of the 14% of our total second quarter revenue that is attributable to resellers, a large majority comes from four resellers. Each of these four resellers operates in the telecommunications-provider reseller channel. If one or more of these resellers were to significantly reduce the scope of or discontinue a reseller arrangement with us, our business and operating results would suffer.

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

Our standalone WebEx Meeting Center service, our service with the highest revenue, accounted for approximately 34% of our revenue for the quarter ended June 30, 2006. We have developed and are selling other services, such as our Event Center, Training Center, Sales Center, Support Center (including components WebEx Remote Support, WebEx Remote Access, and WebEx System Management), Enterprise Edition, our MeetMeNow service, our PCNow service, and our various add-ons such as our audio conferencing service. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

We have modified our business strategy from a focus on web meetings to a more diverse product line of web collaboration services, and if our investments in these new markets are not well targeted or well executed, if overall market growth in these new segments is less than anticipated or if we are unable to compete successfully in these new market segments, our operating results could suffer.

Our business strategy has shifted from a focus on real-time web meetings and closely-related applications to an emphasis on a more diverse product line of web collaboration services, including the asynchronous collaborative service offerings we now offer as a result of our acquisition of Intranets. We are also expanding service offerings such as remote access, instant messaging and audio conferencing. This product diversification strategy includes a greater emphasis on selling services provided by, or obtained through acquisition of, third parties rather than our historical practice of selling services developed solely by us. Because the markets for certain of these web collaboration services, such the asynchronous web collaboration services market, are just emerging, it is uncertain how successful WebEx will be in these markets. We are also uncertain how much investment in sales, marketing, product development and infrastructure will be necessary to compete successfully in these markets, since we are a relatively new participant to these markets. If our investments in these new markets do not produce or exceed our expected return, our financial results will suffer. Also, to the extent we expand our service offerings to include those offerings, such as audio conferencing, which currently or may in the future have lower profit margins than our traditional web collaboration service offerings, our operating and profit margins may decline.

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

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our data network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. From time to time daily peak usage exceeds 50% of data network capacity. However, by monitoring and managing our data network resources we have been able to meet our internal goal of maintaining average daily peak usage at less than 50% of our data network capacity. Whenever average daily peak usage increases to a point approaching or exceeding 50% of our data network capacity, we add capacity so that we continue to meet our internal target of having average daily peak usage be less than 50% of our data network capacity. During the quarter ended June 30, 2006, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity.

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

We operate a subsidiary in China, which exposes us to economic and political risks in China, foreign exchange risk, risks related to political tension between China and the United States, risks arising from an inability to enforce our intellectual property rights, and risks relating to possible Chinese government requirements or activities affecting our customers located in China.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, as well other activities. Our reliance on WebEx China exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Also, our business may be harmed if we encounter difficulties enforcing our intellectual property rights there.

We also face foreign exchange risk in that we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, which currently and for the foreseeable future are currently not offset by sales revenue in China. If the Chinese currency, or yuan, appreciates relative to the U.S. dollar, the cost of our Chinese operations, as reflected in our financial statements, would increase.

In addition, we face risks related to possible Chinese government requirements or activities affecting customers of WebEx located in China. As evidenced by recent publicized issues involving U.S. Internet technology companies in China, the Chinese government may require, as a condition of doing business in China, that WebEx provide information related to users of our services located in China or may otherwise seek to obtain information related to users of our services in China. Although we are not currently aware of any such activity or requirement, if such activities or requirements were to occur, this could harm our reputation, cause us to lose customers in China and could deter potential future customers in China from signing up for our services which would damage our operating results.

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

A small part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. Customer payments to us, and payments by us to both our foreign-based vendors and to our foreign-based employees, are generally made in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in several non-U.S. countries. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

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

Many of the business interactions supported by our services are critical to our customers’ businesses. Although it is not standard practice for us to do so, in some situations we do make warranties in our customer agreements as to service uptime, or the percentage of time that our network will be operational and available for customer use. Accordingly, any failure by us to fulfill such warranty obligation, or more generally any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. The risk of service-related failures and claims may increase as we launch additional new services, including services developed by third parties. Moreover, as certain of our recent and planned service offerings, such as our WebOffice service and our planned network-based-recording (NBR) offering, include storage of potentially sensitive customer content on our network as part of the service offering, this may increase the potential for claims and liability associated with that stored content.

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

Our recent growth has placed a strain on our infrastructure and resources, and if we fail to adequately manage the infrastructure and operational requirements of our business as it grows, both within the U.S. and internationally, our business could suffer.

We have experienced a period of expansion in our personnel, facilities, and infrastructure that has placed a significant strain on our resources. We expect to continue to increase our personnel during the remainder of 2006. Our expansion has also placed, and we expect that it will continue to place, a significant strain on our management and operational resources. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, we are exploring the option of transitioning another of our network operations centers from a Denver, Colorado facility to an alternative facility, although we have not yet identified the location of such alternative facility.

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

From time to time there are changes in our executive management team, including the hiring and departure of executives, and the reorganization of responsibilities and personnel. For example, during the first quarter of 2006 we had a reorganization affecting the leadership of our sales and customer care organization, our product and engineering organization and our marketing organization, which are important areas of our business. In addition, our president and chief operating officer left the Company in the second quarter of 2006. Such changes may be disruptive to our business, because the executives and employees reporting to them require time to become fully productive in their new roles and new organizations. Planned changes in the Company’s organization or management may not achieve the expected benefits. In addition, the departure of executives may create temporary voids in leadership in critical areas of the Company. Because of these risks, organizational and management changes may have an adverse impact on our financial performance. We do not have long-term employment agreements or life insurance policies on any of our senior executives.

If we are unable to attract, integrate and retain qualified personnel, our business could suffer.

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during the remainder of 2006. Demand for skilled engineering and other technical personnel continues to be high among companies in the technology sector of the U.S. economy and particularly in the Silicon Valley, and because of this we could encounter increasing difficulty hiring qualified personnel. We could encounter the same difficulty in other countries and regions where we operate and where the demand for skilled technology workers is growing quite rapidly, such as in China and India where we have experienced a significant degree of salary pressure and turnover in our workforce. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web collaboration services and our ability to develop new services, obtain new customers, achieve revenue growth goals and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

Interruption or malfunction of our internal business processing systems, including those resulting from upgrades to our comprehensive database system, or problems relating to our use of a third party service to assist us with certain billing tasks, could result in customer invoicing delays and other disruptions to our revenue-related financial accounting processes.

Our business, which includes thousands of subscription customers and a large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. We currently are utilizing, in part, an internally-developed, proprietary business processing system to capture and record customer usage of our various services. Because we have to rely on our own know-how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) delays in generating, or inability to generate, customer invoices, (ii) difficulty, or inability, to track the customer usage data needed to generate invoices, (iii) our having to deploy additional resources internally to troubleshoot these invoice and data collection problems and to complete the processing of sales transactions, and (iv) our having to issue credits to customers due to discrepancies or disagreements with particular invoices.

During the first quarter of 2006 we completed the installation of a key upgrade to the application we use for financial reporting, human resource management and other enterprise resource planning functions. During the remainder of 2006 we plan to install upgrades to other portions of the application. In addition, we are utilizing a third party billing service to assist us in the preparation and transmission of invoices to customers. Any material interruption or malfunction associated with the installation of these upgrades, or the functioning of our third party billing service arrangement, could result in billing, collection, credit-issuance and other revenue-related financial accounting problems. Such interruptions or malfunctions, were they to become persistent or large-scale, could harm our customer relationships. In addition, such interruptions or malfunctions could interfere with the accuracy of our financial reporting and could disrupt related internal control compliance activities, which could result in our violating legal requirements applicable to public companies. Any such result could harm our business and stock price.

Interruptions in either our internal or outsourced computer and communications systems could reduce our ability to provide our revenue-generating services and could harm our business and reputation.

The success of our on-demand web collaboration services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. Any system failure that causes an interruption in our web collaboration services, or a decrease in their performance, could harm our relationships with our customers and resellers. In addition, some of our communications hardware and software are hosted at third-party co-location facilities, and we rely as well on the functional operation of connectivity infrastructure such as fiber provided by third-party service providers. These systems and operations, including those of our third-party service providers, are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, physical damage to fiber lines or other third-party service provider infrastructure, sabotage, computer viruses and intentional acts of vandalism. In addition, third-party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster, or a loss of electrical power to our Bay Area computer and communications hardware and network operations for a sustained period of time, could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur, which would harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 25 issued patents. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 65 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. The holders of such patents could initiate infringement claims against us. Also, in response to an infringement action brought by us, the defendant in such action could file counterclaims against us in the same proceeding or file a separate action against us in a different court. For example, in March 2006 a lawsuit was filed in U.S. federal district court by Automated Business Companies against a number of companies, including us, alleging that the defendants’ services infringe three of plaintiff’s patents. Future intellectual property dispute proceedings such as the Automated Business Companies action can be expensive, time-consuming and may divert management attention and engineering resources from their other responsibilities.

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

We may acquire or invest in complementary businesses, technologies or services. For example, in September 2005 we acquired Intranets, a company which provides web-based collaborative application services primarily to small businesses. We have changed the name of this subsidiary to WebExOne, Inc., and the various collaboration services are now marketed and sold under a new brand name we are utilizing called WebEx WebOffice. Operating and integrating newly-acquired businesses, employees, technologies or services may be expensive and time-consuming. We may be unable to operate any acquired businesses profitably, successfully integrate the employees, technology, products or services of any acquired businesses into our existing business, or achieve post-integration financial targets established for specific acquisitions. To illustrate, we could fail to successfully manage the newly-acquired WebExOne portion of our business, including such key areas as WebExOne sales activity, WebExOne employee motivation and retention including key WebExOne executives, and the WebExOne service delivery infrastructure. Also, we face possible future integration-related risks such as those associated with transferring the WebExOne billing and service delivery infrastructure from its current platform to our proprietary MediaTone platform. Expenses associated with, and diverted WebEx employee time and energy required in connection with, the integration of a newly-acquired business such as WebExOne could further harm our operating results. More generally, if we are unable to operate and integrate any newly acquired entities or technologies effectively, including those related to our acquisition of the former Intranets entity now renamed WebExOne, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our financial performance.

We must compete successfully in the web collaboration services market.

The market for collaboration software and services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit and Saba.

In addition to the above competitors, certain of our resellers offer competitive web conferencing, web application and other web collaboration services. One of our key resellers, Intercall, is a subsidiary of West Corporation which in April 2006 acquired our competitor Raindance. As a result of its acquisition of Raindance, Intercall could choose to increase its emphasis on offerings competitive with ours, or cease to offer some or all of our offerings, or both.

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

Competition from Microsoft in the collaboration software and services markets may adversely affect us. Microsoft since 2003 has had a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft in March 2005 announced the certain improvements to the Live Meeting service and other product developments. In 2005, Microsoft acquired collaboration software provider Groove Networks. Subsequent to this acquisition, Microsoft announced its new Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies, including Groove Networks and Placeware, may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

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

Finally, some of our competitors such as IBM and Cisco Systems offer software products or products that are a combination of software and hardware that include web collaborations functionality. This type of web collaboration offering, sometimes called a customer premise or on-premise solution, allows customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their basic web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

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

In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web collaboration business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with are various U.S. state sales tax laws and regulations that may be held by the applicable authorities to apply to the sale of our web collaboration services. We do not currently collect sales tax from customers in the United States, except in two states.  An example of increasing state regulatory attention to the sales and use tax area is that two states and one city have commenced or indicated that they intend to commence an audit of us in connection with potential sales and/or use tax liability. In April 2006 the city sent us a notice of assessment concerning use tax. In the future, federal tax authorities or the tax authorities in one or more states could assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities.  The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past.  If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

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

We own real property in Mountain View, California on which resides a building that serves as one of our primary network operations center facilities. The Mountain View City Council is currently considering a proposal to rezone the area surrounding our facility from industrial to residential use. If such rezoning, and the accompanying expansion of neighboring residential development, takes place, operations in our building could be impeded, interrupted or otherwise negatively affected by construction activities, the new residents, or city ordinances relating to noise or other byproducts of our building’s operations. Because of such negative circumstances, we might be forced to re-locate to a less suitable and perhaps more expensive site for our network operations facility, which would negatively affect our business. Having to invest additional resources and management time in the locating and fitting of the alternative network operations site would further hurt our business.

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

Our stock price has been and is likely to continue to be highly volatile. For example, between April 1, 2006 and August 1, 2006, our stock price has traded as high as $36.04 on May 1, 2006, and as low as $28.68 on June 14, 2006. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The WebEx Board of Directors in November, 2005 approved a share repurchase program, effective January 1, 2006, which authorized the repurchase of, at the discretion of WebEx management, up to $10,000,000 of the Company’s common stock through June 30, 2006. During the quarter ended June 30, 2006, we did not make any repurchases under this repurchase program, nor did we make any other repurchases of our equity securities. The repurchase program terminated on June 30, 2006. A new repurchase program was approved on July 31, 2006 authorizing the repurchase of, at the discretion of WebEx management, up to $40,000,000 of the Company’s common stock through December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On May 9, 2006, we held our annual stockholders’ meeting at our headquarters, 3979 Freedom Circle, Santa Clara, California 95054. At such meeting, the following actions were voted upon:

(a) To elect the following individual to the board of directors to serve a three year term expiring at WebEx’s 2009 annual meeting of stockholders or until his successor has been elected and qualified:

Director   The Votes for such Director  The Votes Withheld from such Director
Subrah S. Iyar      39,174,682    827,960

Other directors whose term of office as a director continued after the annual meeting are the following: Alfred R. Berkeley III, Michael T. Flynn, Anthony R. Muller and Casimir Skrzypczak.

(b) To ratify the appointment of KPMG LLP as WebEx’s independent public accountants for the period ending December 31, 2006:

Votes For  Votes Against    Abstain
39,379,222  619,016     4,404

Item 6. Exhibits

Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1#	Registrant’s Amended and Restated 2000 Stock Incentive Plan, and forms of agreements thereto
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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

WEBEX COMMUNICATIONS, INC.

Date: August 8, 2006	By:	/s/ Michael T. Everett
Michael T. Everett
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

WEBEX COMMUNICATIONS, INC.

Date: August 8, 2006	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Vice President, Finance and Controller (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2**	Amended and Restated Bylaws
4.1*	Form of Common Stock Certificate
10.1#	Registrant’s Amended and Restated 2000 Stock Incentive Plan, and forms of agreements thereto
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
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