Form 10-Q
period 2006-09-30
WEBEX COMMUNICATIONS INC
filed 2006-11-08
CIK 1109935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No.: 0-30849

WEBEX COMMUNICATIONS, INC

(Exact name of registrant as specified in its charter)

Delaware	77-0548319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3979 Freedom Circle

Santa Clara, California 95054

(Address of principal executive offices)

Telephone: (408) 435-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of WebEx common stock outstanding as of November 1, 2006 was 48,912,973 shares.

WEBEX COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED

SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$70,894	$18,101
Short-term investments	231,890	179,110
Accounts receivable, net of allowances of $7,585 and $7,131, respectively	58,473	51,231
Prepaid expenses and other current assets	8,806	7,231
Deferred tax assets	11,813	6,326

Total current assets	381,876	261,999
Property and equipment, net	51,386	51,592
Goodwill	26,458	28,224
Intangible assets, net	13,829	16,453
Deferred tax assets	7,450	2,930
Other non-current assets	1,322	1,579

Total assets	$482,321	$362,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,591	$9,011
Accrued liabilities	32,792	24,737
Deferred revenue	15,807	12,652
Income tax payable	1,968	4,348

Total liabilities	56,158	50,748

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 48,839 and 46,143 shares issued and outstanding, respectively)	49	46
Additional paid-in capital	338,706	258,002
Accumulated other comprehensive income	3,572	2,022
Accumulated earnings	83,836	51,959

Total stockholders’ equity	426,163	312,029

Total liabilities and stockholders’ equity	$482,321	$362,777

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$96,761	$78,553	$278,087	$224,736
Cost of revenues(1)	17,397	14,491	51,021	39,152

Gross profit	79,364	64,062	227,066	185,584

Operating expenses:
Sales and marketing(1)	35,379	25,640	104,438	74,487
Research and development(1)	13,236	12,565	40,038	33,614
General and administrative(1)	9,740	6,731	28,688	17,813

Total operating expenses	58,355	44,936	173,164	125,914

Operating income	21,009	19,126	53,902	59,670
Interest and other income, net	2,588	1,648	6,404	4,887

Income before income taxes	23,597	20,774	60,306	64,557
Provision for income taxes	11,491	8,099	28,429	25,151

Net income	$12,106	$12,675	$31,877	$39,406

Net income per share:
Basic	$0.25	$0.27	$0.67	$0.86
Diluted	$0.24	$0.26	$0.63	$0.82

Weighted average shares used to compute net income per share:
Basic	48,506	46,208	47,670	45,680
Diluted	50,459	48,428	50,234	47,770

(1)	Costs and expenses for the three and nine months ended September 30, 2006 include SFAS 123R stock-based compensation expense. See Note 2 to the condensed consolidated financial statements for additional information.

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$31,877	$39,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	15,368	10,479
Depreciation and amortization	15,825	11,363
Loss from disposal of assets	273	420
Deferred income taxes	(8,400)	(362)
Tax benefits of stock plans	13,682	10,058
Excess tax benefits from stock-based compensation	(5,518)	—
Stock-based compensation	18,616	10
In-process research and development charge	—	307
Changes in operating assets and liabilities:
Accounts receivable	(22,610)	(20,405)
Prepaid expenses and other current assets	(1,575)	(1,681)
Other non-current assets	257	131
Accounts payable	(3,420)	(2,397)
Accrued liabilities	8,055	975
Income tax payable	(2,380)	3,932
Deferred revenue	3,155	1,046
Other	2,221	(181)

Net cash provided by operating activities	65,426	53,101

Cash flows from investing activities:
Purchases of property and equipment	(13,268)	(11,585)
Reimbursement (payments) made in connection with business acquisition, net	159	(40,023)
Purchases of available-for-sale securities	(145,459)	(148,398)
Maturities and sales of available-for-sale securities	92,008	95,736

Net cash used in investing activities	(66,560)	(104,270)

Cash flows from financing activities:
Net proceeds from issuances of common stock	48,409	28,139
Excess tax benefits from stock-based compensation	5,518	—
Repurchase of common stock	—	(19,990)

Net cash provided by financing activities	53,927	8,149

Increase (decrease) in cash and cash equivalents	52,793	(43,020)
Cash and cash equivalents at beginning of the period	18,101	80,442

Cash and cash equivalents at end of the period	$70,894	$37,422

Supplemental disclosures of non-cash investing and financing activities:
Adjustments recorded in conjunction with acquisitions	$(1,607)	$462

Cash paid for:
Income taxes	$25,492	$11,386

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of WebEx Communications (the “Company” or “WebEx”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The Company reclassified $50.3 million of variable rate demand notes, which had been previously included in the consolidated balance sheet caption “cash and cash equivalents” as of December 31, 2005, to the caption “short-term investments”. In addition, WebEx revised the presentation of the condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to reflect the gross purchases and sales of variable rate demand notes within cash flows used in investing activities. This reclassification resulted in increased cash flows from investing activities of $11.3 million for the nine months ended September 30, 2005. Stock compensation expense for the three and nine months ended September 30, 2005 has been reclassified to the general and administrative operating expense category, which was previously classified as a single line item within the statements of income.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period, and the Company makes no representations related thereto. The condensed consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In a small minority of cases, the Company enters into another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to WebEx’s direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, WebEx bills the end-user directly and WebEx pays a percentage of the proceeds generated from the sale of WebEx services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

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

As of September 30, 2006 and December 31, 2005, accounts receivable includes receivables of $6.7 million and $6.4 million respectively, for unbilled per-minute-based charges that occurred during the final month of the quarter.

The Company has not yet recognized any revenue related to our new business platform WebEx Connect. The Company anticipates that it will recognize revenue for customer use of third party software made available through the WebEx Connect marketplace under SAB No. 104. In these transactions, WebEx will be acting as a sales agent for the third party and will not take title to the product or bear the risk of collection or returns. Thus, the Company anticipates that revenue will be recognized on a net basis and only the net fees received by WebEx will be recorded as revenue. Revenue for services related to WebEx Connect will be recognized upon delivery of the service.

Stock-Based Compensation

Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards prior to January 1, 2006 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line method. Because stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. WebEx has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company is required to adopt the provisions of SAB 108 in its annual financial statements for calendar year 2006. The Company does not believe that the adoption of SAB 108 will materially impact its consolidated financial statements.

Note 2: Employee Stock Benefit Plans and Stock-Based Compensation

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. In addition, beginning in the second quarter of 2006, the Company also began to issue restricted stock units as well as stock settled stock appreciation rights as allowed under the 2000 Stock Incentive Plan. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 26,936,769 shares available for grant. Grants to employees under these plans generally expire after 10 years or earlier in the case of termination or death. Vesting terms under these plans are generally over four years. As of September 30, 2006, there were a total of 1,899,149 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 3,637,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period. In May 2005, WebEx changed the defined participation period from 24 months to 6 months. As of September 30, 2006, 869,589 shares were available for issuance under this plan.

A summary of the stock option and stock settled stock appreciation right activity under the 1998 and 2000 stock plans for the period ended September 30, 2006 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	10,462,575	$20.72
Granted	682,041	$29.92
Exercised	(2,505,060)	$17.82
Forfeited/cancelled/expired	(1,359,663)	$22.98

Outstanding at September 30, 2006	7,279,893	$22.15	7.5	$123,321

Vested and expected to vest at September 30, 2006	6,260,687	$21.94	7.3	$107,503

Vested at September 30, 2006	3,203,070	$20.46	6.1	$59,961

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between WebEx’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of WebEx’s stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $11.3 million and $35.9 million, respectively. The Company issues new shares of common stock upon the exercise of stock options.

A summary of restricted stock units as of September 30, 2006 and changes during the nine months ended were as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	149,549	$34.97
Vested	—	—
Forfeited	(3,033)	$31.29

Nonvested at September 30, 2006	146,516	$35.05

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant.

Stock-Based Compensation Assumptions

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards including employee stock options and employee stock purchase plans based on estimated fair values. WebEx selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of share-based payment awards was calculated with the following assumptions and weighted average fair values as follows:

	Stock Options				Employee Stock Purchase Plan
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Weighted average fair value of grants	$16.4	$12.6	$15.2	$12.4	$9.5	$5.5	$7.7	$6.0
Expected life (in years)	4.3	3.5	4.4	3.5	0.5	0.5	0.5	0.5
Volatility	51%	66%	55%	70%	39%	34%	35%	54%
Risk-free interest rate	4.5%	4.1%	4.7%	3.9%	5.1%	3.2%	4.7%	2.6%
Dividend yield	—	—	—	—	—	—	—	—

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

Because stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock-Based Compensation under SFAS 123R

The following table summarizes the impact of the adoption of SFAS 123R on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of revenues	$717	$2,247
Sales and marketing	2,373	7,472
Research and development	1,422	4,541
General and administrative	1,512	4,356

Stock-based compensation expense before income tax benefit	$6,024	$18,616
Income tax benefit	(214)	(238)

Stock-based compensation expense after income tax benefit	$5,810	$18,378

Effect on:
Net income per share - Basic	$0.12	$0.39
Net income per share - Diluted	$0.12	$0.37

As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options and non-vested stock settled stock appreciation rights was $29.1 million which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months (or a weighted average period of 2.5 years). Total unrecognized compensation costs related to unvested restricted stock units granted was $4.9 million, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months (or a weighted average period of 3.9 years). Total unrecognized compensation costs related to employee stock purchase plans as of September 30, 2006 was $244,000 and is expected to be recognized over a weighted average period of 0.08 years.

Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine months ended September 30, 2006, the Company recorded $1.8 million and $5.5 million of excess tax benefits from stock-based compensation as a financing cash inflow.

Stock-Based Compensation under Fair Value Method of SFAS 123

The table below sets out the proforma amounts of net income and net income per share that would have resulted for the three and nine months ended September 30, 2005, if WebEx accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$12,675	$39,406

Add: Stock-based employee compensation expense included in determination of net income, net of tax	1	(6)

Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of tax	(2,065)	(13,165)

Pro-forma net income	$10,611	$26,235

Net income per share:
Basic:
As reported	$0.27	$0.86

Pro forma	$0.23	$0.57

Diluted:
As reported	$0.26	$0.82

Pro forma	$0.22	$0.55

Share Repurchases

WebEx repurchases shares of its common stock under a program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. During July 2006, the Company’s Board of Directors authorized a new share repurchase program, which authorizes up to $40.0 million for share repurchases through December 2007.

Note 3: Net Income per Share

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted net income per share calculations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income	$12,106	$12,675	$31,877	$39,406

Denominator:
Weighted average shares used to compute basic net income per share	48,506	46,208	47,670	45,680

Effect of dilutive securities:
Dilutive potential common shares	1,953	2,220	2,564	2,090

Weighted average shares used to compute diluted net income per share	50,459	48,428	50,234	47,770

Net income per share:
Basic	$0.25	$0.27	$0.67	$0.86

Diluted	$0.24	$0.26	$0.63	$0.82

The following potential common shares have been excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except price range)
Restricted stock units	6	—	7	—
Outstanding common stock options	148	898	313	2,226
Price range of outstanding common stock options	$35.83-$55.38	$26.62-$55.38	$32.35-$55.38	$24.22-$55.38

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales reserve:
Beginning balance	$7,230	$4,748	$6,077	$4,631
Amounts deducted from revenue	4,503	4,022	15,026	9,822
Amounts written off	(5,123)	(3,291)	(14,493)	(8,974)

Ending balance	$6,610	$5,479	$6,610	$5,479

Allowance for doubtful accounts:
Beginning balance	$1,277	$562	$1,054	$1,003
Amounts (credited) charged to bad debt expense	(112)	454	342	657
Amounts written off	(190)	(136)	(421)	(780)

Ending balance	$975	$880	$975	$880

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$8,507	$5,310	$7,131	$5,634
Amounts deducted from revenue / (credited) charged to bad debt expense	4,391	4,476	15,368	10,479
Amounts written off	(5,313)	(3,427)	(14,914)	(9,754)

Ending balance	$7,585	$6,359	$7,585	$6,359

Note 5: Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$12,106	$12,675	$31,877	$39,406
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	565	83	1,037	358
Unrealized gain (loss) on investments	512	(476)	513	(540)

	1,077	(393)	1,550	(182)

Comprehensive income	$13,183	$12,282	$33,427	$39,224

Note 6: Investments

The following is a summary of available-for-sale investments as of September 30, 2006 and December 31, 2005:

	September 30, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-Sale Securities:
Corporate notes and bonds	$15,994	$1	$(58)	$15,937	$37,550	$2	$(212)	$37,340
Municipal notes and bonds	188,732	72	(85)	188,719	96,009	—	(193)	95,816
Government agencies	31,348	—	(192)	31,156	46,326	—	(371)	45,955
Money market funds	44,906	—	—	44,906	1,537	—	—	1,537

Total	$280,980	$73	$(335)	$280,718	$181,422	$2	$(776)	$180,648

Reported as:
Cash and cash equivalents				$48,828				$1,538
Short-term investments				231,890				179,110

Total				$280,718				$180,648

The fair value of the Company’s investment in available-for-sale securities, by contractual maturity, as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Due in less than one year	$198,174	$88,150
Due in 1-5 years	82,544	92,498

Total	$280,718	$180,648

Realized gains and losses from sales of available securities were zero in the three and nine months ended September 30, 2006 and not material in the three and nine months ended September 30, 2005.

Note 7: Goodwill and Intangibles, Net

Goodwill

Amount
(In thousands)
Balance, December 31, 2005	$28,224
Goodwill adjustment related to Intranets.com, Inc. acquisition	(1,766)

Balance, September 30, 2006	$26,458

The goodwill adjustments during the nine months ended September 30, 2006 shown in the table above primarily correspond to the Company’s evaluation of the deferred tax assets and valuation allowance related to the utilization of acquired net operating loss carryforwards. The evaluation completed during the first quarter of 2006 resulted in the realization of the tax benefit of these deferred assets, of which $1.6 million related to net operating loss carryforwards acquired from Intranets.com, Inc. (“Intranets”). In addition, during the third quarter of 2006, the Company received a $159,000 reimbursement from an escrow fund set up in connection with the Company’s acquisition of Intranets to settle a patent claim related to the Intranets product.

In accordance with SFAS No. 142, the Company does not amortize goodwill but evaluates it at least on an annual basis for impairment. The Company completed annual goodwill impairment tests during the fourth quarter of 2005 and 2004 and determined that the carrying amount of goodwill was not impaired. However, future goodwill impairment tests could result in a charge to earnings. WebEx will continue to evaluate goodwill on an annual basis during the fourth quarter and whenever it becomes aware of changes in circumstances which indicate there may be a potential impairment.

Purchased Intangible Assets

Intangible assets, net as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$9,120	$(2,162)	$6,958	$9,120	$(780)	$8,340
Intellectual property rights	4,326	(2,241)	2,085	4,326	(1,987)	2,339
Trade names and domain names	1,556	(510)	1,046	1,556	(271)	1,285
Customer contracts and relationships	5,123	(1,383)	3,740	5,123	(634)	4,489

Total purchased intangible assets	$20,125	$(6,296)	$13,829	$20,125	$(3,672)	$16,453

Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which range from 3-10 years.

Estimated future amortization expense of existing intangibles is as follows:

Year:	Amortization Expense
(In thousands)
2006 (remaining 3 months)	$855
2007	3,359
2008	3,269
2009	3,174
2010	2,240
Thereafter	932

Total	$13,829

Note 8: Commitments and Contingencies

Contractual Commitments

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase commitments by year and in the aggregate, as of September 30, 2006, were as follows:

	Remaining 3 months of 2006	2007	2008	2009	2010	2011 and after	Total
	(In thousands)
Operating leases commitments	$1,775	$6,739	$6,741	$6,119	$5,672	$13,625	$40,671
Purchase commitments	15,676	2,842	112	33	—	—	18,663

Total	$17,451	$9,581	$6,853	$6,152	$5,672	$13,625	$59,334

Lease Commitments

WebEx leases facilities in various U.S. cities and in several non-U.S. countries for its business activities, including office space for its employees and to house equipment used in the operation of the Company’s MediaTone Network. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, which requires that leases be evaluated and classified as operating or capital for financial reporting purposes. All rented office space that the Company currently occupies is classified as an operating lease. Rent expense is recognized based on an effective rate of rent per square foot, which takes into account scheduled rent increases, the amount of space occupied at any time and certain incentives provided by the lessor. This results in the same amount of rent expense per square foot occupied in all periods during the lease term.

In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.3 million including the construction of leasehold improvements for no additional payments by the Company. These lease incentives received have been accounted for as capitalized assets and are amortized over the lease term. In addition, the Company received payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. The lease currently requires a security deposit of $3.2 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line.

Purchase Commitments

At September 30, 2006, WebEx had purchase commitments totaling approximately 18.7 million for the usage of telecommunication lines and data services, equipment and software purchases. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Other Commitments

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of September 30, 2006, the Company had no outstanding borrowings under the credit line, but did have $3.5 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

Indemnity and Warranty Obligations

In some of WebEx’s agreements with customers and resellers, WebEx agrees to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to maintain certain service levels in some of its agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of September 30, 2006, WebEx had not incurred any liability with respect to its indemnification obligations. Likewise, customers and resellers may bring claims with respect to WebEx’s warranty and service level obligations, but as of September 30, 2006, WebEx has not incurred a material liability with respect to such claims.

Other

WebEx has not generally collected sales tax from customers in the United States and believes the services it provides are generally exempt from sales tax. From time to time, states have initiated, and may initiate in the future, audits or inquiries with respect to sales, use or income taxes. For example, during the third quarter of 2006, the Company reached informal resolution of sales tax audits with two states, one verbal and one written, in which the states concluded that the Company’s services are exempt from sales tax. Thus, the Company concluded during the third quarter of 2006 that certain accruals recorded in prior periods related to this potential sales tax liability will not be paid by the Company, and the Company accordingly reversed $810,000 related to potential sales tax liabilities during the third quarter of 2006. In addition, in April 2006, one city in which the Company has data center facilities sent a notice of assessment concerning use tax to WebEx. The Company settled this assessment during the third quarter of 2006 for $135,000.

In the future, federal tax authorities or tax authorities in one or more states could assert that WebEx is obligated to collect such taxes from its customers and remit those taxes to those authorities. The collection and remittance of such taxes is not expected to have a material impact on WebEx’s financial statements. It is also possible, however, that such authorities could seek to collect sales taxes for sales of services by WebEx in the past. If such a claim were to be asserted against WebEx and WebEx was found liable for such back taxes and WebEx was unable to collect such taxes from its customers, WebEx could incur an expense equal to the amount of such taxes and any associated interest and penalties. Although from time to time WebEx may receive inquiries from states, the Company has not received any formal assessment from any state concerning sales tax.

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

On March 27, 2006, a lawsuit was filed in the United States District Court for the Southern District of Texas by Automated Business Companies against a number of companies, including WebEx, alleging that the defendants’ services which “enable individuals to remotely control their personal computers” infringe three of the plaintiff’s patents. The plaintiff, Automated Business Companies, seeks damages and injunctive relief. WebEx believes that the claims being asserted in the lawsuit are without merit and that it has meritorious defenses against such claims. Accordingly, WebEx intends to vigorously defend itself against these claims. Currently, the parties have stipulated to submit the three patents to the United States Patent and Trademark Office for re-examination as to the validity and scope of the claims. The litigation is currently stayed pending the result of this re-examination. The Company has not recorded any accrual in connection with this matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our business focus including our recently-announced WebEx Connect offering and its various features, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, statements about the features and benefits of our recently-announced WebEx Connect product offering, sources of revenue, expected expenses including those related to sales and marketing, research and development and general and administrative, our use of net operating loss carryforwards, our beliefs regarding the health and growth of the market for our web collaboration services and reasons for growth, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, our investments and potential interest rate exposure, fluctuations in our operating results, volatility of our stock price, our tax liability exposure, our intent to license technologies from third parties that are integrated into our services, our plans to increase headcount, relocate certain operations and the related costs, our plans to upgrade and expand our applications, our reliance on our China subsidiary, statements regarding our internal controls and disclosure controls and procedures, the effect of recent accounting pronouncements and accounting rules, and our legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, the degree and rate of commercial success achieved by our WebEx Connect product offering, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Business, Principal Products, Locations

We offer several on-demand web collaboration services. The term “on-demand web collaboration services” is a relatively new one in the software industry and can be better understood through the aid of the following explanatory paragraphs:

•	“On-Demand”. On-demand is a software industry term meaning that the software is hosted at the facility of a vendor, such as WebEx, and from that source is furnished online to customers as a service. A synonym for on-demand software is “software as a service” (SaaS) or a “hosted” service. On-demand is a relatively new way to provide software to computer users. The traditional—and currently still dominant—manner in which individual users or companies obtain access to software is through physical installation of the software at the customer’s facilities, which means either inserting a disc or downloading a file onto an individual computer or onto a computer server serving multiple computers, in either case after having obtained any necessary licenses to install and use the software. This physically-installed, licensed software is sometimes also called “on premise” or “perpetual license model” software.

•	“Web Collaboration Services”. Web collaboration services are services that allow end-users to collaborate online. Examples of web collaboration include sharing software applications, documents, presentations and other content online, participating in large-scale events or programs, and coordinating projects, activities and tasks. Our web collaboration services permit users to engage in these, and related, collaboration activities through the use of a standard web browser. Our web collaboration services historically have enabled both individual professional and corporate employee users to engage in rich-media, interactive, real-time communications without the need to be in the same physical location, which we believe allows such users to be more productive and efficient.

Originally, our principal product offering consisted of a basic on-demand web collaboration service—the web meeting. Since then we have expanded our offerings to include more advanced web collaboration services that complement our basic web meeting service, WebEx Meeting Center. We sometimes also refer to such enhanced web collaboration services, which are designed for specific uses such as training, events, support and sales, as web applications. Our product names for such web applications include WebEx Training Center, WebEx Event Center, WebEx Support Center and WebEx Sales Center. Included in our service offerings is a set of asynchronous collaboration services, such as our current WebOffice offering, which we acquired through our Intranets.com, Inc., or Intranets, acquisition. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums and contact directories. Our service offerings now also include web applications services jointly developed with third-party partners such as AOL. Inc., with whom we offer a new instant messaging service, WebEx AIM Pro Business Edition. Our current business focus is to continue to enhance and market our existing web collaboration services and to develop and deploy new web collaboration services.

A new business focus of ours is the development of a platform designed to increase the breadth and effectiveness of a customer’s use of on-demand software applications generally. This platform, called WebEx Connect, was announced by us in September 2006 and is being developed in part with technology provided from our partner, Europe-based Cordys. Although not yet commercially available, WebEx Connect has been designed to address several software-usage challenges that businesses face. The key features that WebEx Connect, as presently designed, will offer customers include the following:

(1)	Online Marketplace Where Customers Can Obtain On-Demand Applications Developed by Third Parties. One feature of WebEx Connect service will be an on-demand software marketplace, where customers will be able to subscribe to one or more of a variety of on-demand software applications developed and offered by third parties—that is, not by WebEx—that could be useful in the customer’s business. These applications may be hosted either by WebEx as part of WebEx’s MediaTone Network or at a third party’s facility. A related feature is that, for the convenience of both the customer and the third-party web application vendor, WebEx will provide the billing services for customer purchases of third-party on-demand applications made through the WebEx Connect marketplace.

(2)	Middleware to Build Interoperability of On-Demand and Traditional On-Premise Applications. Currently, most on-demand software applications that a customer can subscribe to, such as an on-demand customer relationship management (CRM) application, do not interoperate well, if at all, with a corporate user’s existing on-premise software applications such as a database application, or with the customer’s other on-demand software applications. WebEx Connect will include software called middleware that will permit a customer to build, into a given on-demand application, the ability of that on-demand application to interoperate with the customer’s other on-demand applications and with the customer’s existing—sometimes also called legacy—on-premise applications. We believe that this middleware will increase the benefit derived from a customer’s software usage.

(3)	Client Software that Provides Access to WebEx Connect Applications. Client software is software that allows a computer to access and work with software applications running on another computer, most often a server or some form of host computer. The WebEx Connect client, called Connect Workspace, is the access point—sometimes also called a portal—through which customers can access the various applications to which the customer has subscribed through WebEx Connect.

As WebEx Connect is not yet commercially available, we do not know when or to what extent we will be able to make available the platform containing the components described above. However, we are making investments both inside and outside of WebEx with the objective of making the WebEx Connect platform a web application ecosystem (i) to which an increasing number of third party web application providers will be drawn to offer their services, and (ii) in which customers can utilize their third party on-demand web applications more efficiently and productively in their business. We believe that this strategy of offering added value to our customers’ search for and use of on-demand web applications, through our new WebEx Connect service, will complement our core web meeting and web application service offerings.

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

Our corporate headquarters is located in Santa Clara, California, and we have a network operations center located in Mountain View, California. We also lease facilities in various U.S. cities and in several non-U.S. countries for our business activities, including office space for our employees and the housing of equipment used in the operation of our MediaTone Network.

Revenue and Cash-Generation Models

We sell our services directly to customers, which in the third quarter of 2006 accounted for approximately 84% of our revenue, or $81.4 million. We also sell our services indirectly through our resellers that buy and resell our services. These sales in the third quarter of 2006 represented approximately 16% of our revenue, or $15.4 million. With our resellers, we sell our services to and contract directly with the reseller, and revenue is recognized based on net amounts charged to the reseller. We also have another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

The majority of our revenue is currently generated based on a committed-subscription pricing model. We offer several forms of committed-subscription pricing:

•	“Flat rate” pricing, in which the customer pays a set price per month regardless of usage. A majority of our committed-subscription customers purchase our services in this manner;

•	“Concurrent-user” or “per port” pricing which enables a customer to have a set number of users connected to WebEx meetings at any one time;

•	“Minimum minutes” pricing, in which the customer commits to pay for a certain number of minutes of usage during a specified time period.

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

In addition to our committed subscription offerings, there are several situations in which customers are charged on a per-minute usage basis, or what we call usage-based or uncommitted pricing. These include certain reseller arrangements, customer overage fees for above-the-subscribed-to use of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. The revenue derived from this usage-based pricing model, measured as of the end of any month, is what we refer to as uncommitted revenue. We include in our usage-based revenue category, in addition to the types of per-minute revenue mentioned in this paragraph, certain non-recurring revenues such as fees charged for consulting or other forms of professional services work performed for our customers.

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

Industry-Wide Factors Relevant to Us

The collaboration software and services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies including online application services providers, and web conferencing products and services from vendors such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit and Saba.

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

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft since 2003 has had a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft has also announced its new Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

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

In a small minority of cases, we enter into another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, we bill the end-user directly and WebEx pays a percentage of the proceeds generated from the sale of our services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

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

We have not yet recognized any revenue related to our new business platform WebEx Connect. We anticipate that we will recognize revenue for customer use of third party software made available through the WebEx Connect marketplace under SAB No. 104. In these transactions, we will be acting as a sales agent for the third party and will not take title to the product or bear the risk of collection or returns. Thus, we anticipate that revenue will be recognized on a net basis and only the net fees received by us will be recorded as revenue. Revenue for services related to WebEx Connect will be recognized upon delivery of the service.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the eight quarters ended September 30, 2006:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Sales reserve:
Beginning balance	$7,230	$6,528	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447
Amounts deducted from revenue	4,503	5,851	4,672	3,816	4,022	3,179	2,621	2,518
Amounts written off	(5,123)	(5,149)	(4,221)	(3,218)	(3,291)	(2,818)	(2,865)	(2,334)

Ending balance	6,610	7,230	6,528	$6,077	$5,479	$4,748	$4,387	$4,631

Allowance for doubtful accounts:
Beginning balance	$1,277	$1,063	$1,054	$880	$562	$845	$1,003	$916
Amounts (credited) charged to bad debt expense	(112)	302	152	242	454	(34)	237	231
Amounts written off	(190)	(88)	(143)	(68)	(136)	(249)	(395)	(144)

Ending balance	975	1,277	$1,063	$1,054	$880	$562	$845	$1,003

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$8,507	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363
Amounts deducted from revenue / (credited) charged to bad debt expense	4,391	6,153	4,824	4,058	4,476	3,145	2,858	2,749
Amounts written off	(5,313)	(5,237)	(4,364)	(3,286)	(3,427)	(3,067)	(3,260)	(2,478)

Ending balance	$7,585	$8,507	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634

Gross accounts receivable	$66,058	$65,025	$60,840	$58,362	$49,894	$46,296	$39,757	$38,072

Sales reserve as a percentage of gross accounts receivable	10.0%	11.1%	10.7%	10.4%	11.0%	10.3%	11.0%	12.2%

Allowance for doubtful accounts as a percentage of gross accounts receivable	1.5%	2.0%	1.8%	1.8%	1.8%	1.2%	2.1%	2.6%

Total receivable reserves as a percentage of gross accounts receivable	11.5%	13.1%	12.5%	12.2%	12.8%	11.5%	13.1%	14.8%

Income Taxes

We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers. Deferred tax assets and liabilities are also determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded. For the nine months ended September 30, 2006, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $1.8 million for the balance of the year, of which $1.6 million reduced goodwill related to the acquisition of Intranets.

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

Impairment of Goodwill and Intangible Assets

We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Amortizable intangible assets subject to this evaluation include acquired developed technology, intellectual property rights, trade names and domain names and customer contracts and relationships. We assess the impairment of goodwill annually during our fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset;

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition;

•	A significant change, delay or departure in our business strategy related to the asset;

•	Significant negative changes in the business climate, industry or economic conditions; and

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this method we recognize compensation expense for all share-based payments, granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions. In calculating such fair value, we make certain assumptions consisting of the expected life of the equity grant, volatility, risk-free interest rate, dividend yield and the weighted average fair value of grants. Actual volatility, expected lives, risk-free interest rates and dividend yield may be different than our assumptions which would result in an actual value of the equity grants being different than estimated. In determining volatility, we determined that a combination of implied volatility and historical volatility is a better indicator of expected volatility than historical volatility alone. We examined our historical pattern of option exercises and post-vesting termination behavior to determine the expected life assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock plans and our dividend yield assumption is based on our history and expectation of dividend payouts. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Results of Operations

Net Revenues

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net revenues	$96,761	$78,553	$278,087	$224,736
Increase, period over period	$18,208		$53,351
Percentage increase, period over period	23%		24%

Net revenues increased 23% (19% excluding the acquisition of Intranets) during the third quarter of 2006 and 24% (19% excluding the acquisition of Intranets) during the first nine months of 2006 as compared to the corresponding prior year periods. Net revenues increased during both periods due primarily to growth in our domestic and international subscriber base and increased usage of existing and new service products. During the third quarter of 2006, our number of subscription customers increased to approximately 27,000.

During the third quarter of 2006, U.S. net revenues were $81.8 million, an increase of 21% from the corresponding prior year period, while international net revenues increased 38% to $15.0 million. Included in net revenues for the third quarter of 2006 was $4.2 million of revenues related to Intranets. During the first nine months of 2006, U.S. net revenues were $235.5 million, an increase of 20% from the corresponding prior year period, while international net revenues increased 49% to $42.5 million. The increase in international revenues for the third quarter and first nine months of 2006 was due to the Company’s increased focus and investment outside of the U.S. Included in net revenues for the first nine months of 2006 was $11.9 million of revenues related to Intranets.

One of the measurement tools, or metrics, which we use to help forecast future revenue is what we refer to as monthly revenue rate, or MRR. We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of September 2006 were approximately $24.8 million and our average monthly-uncommitted revenue in the quarter ended September 30, 2006 was $8.6 million. Thus our monthly revenue rate exiting September 2006 was $33.4 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter’s revenue, the actual revenue in the next quarter is impacted by other factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii) usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events, fees charged for professional services or consulting services as well as other non-recurring revenues that are not included in MRR, (v) sales reserve adjustments and (vi) revenue seasonality of our web service products. Certain revenue elements not included in MRR have been declining in recent quarters due to changes in our business practices. For example, due to recent changes in our sales compensation plans, our sales employees, where permitted to give customer discounts, have been more apt than previously to give discounts on the set-up fee portion of a customer’s payment obligation and less apt than previously to give discounts on the monthly subscription, or MRR, portion of the customer’s payment obligation. These declines in non-MRR elements have been offset in part by the growth of our new professional services and consulting offerings. On the other hand, customer credits, which are among the factors outside of MRR that operate to reduce our revenue, have increased in recent quarters. While quarterly or semiannual minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly or semiannual billing period.

The following table shows our MRR for the nine quarters ended September 30, 2006:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(In millions)
Uncommitted usage – monthly average during the quarter	$8.6	$8.9	$8.7	$7.3	$7.3	$7.7	$7.0	$6.2	$6.0
Contracted subscriptions at the end of the quarter	24.8	23.6	22.1	21.4	19.2	18.3	17.4	16.8	15.9

Total MRR	$33.4	$32.5	$30.8	$28.7	$26.5	$26.0	$24.4	$23.0	$21.9

We use a lost subscription customer ratio metric to track what percentage of our customers we lose each month. Our lost customer ratio is based on customer count and is calculated as the quotient obtained from the following: (i) the average monthly number of lost customers (including customers who have switched their purchases of our services from us directly to our partners) during the quarter, divided by (ii) our total number of customers at the end of the last month of the quarter plus the average monthly number of lost customers during the quarter (including customers who have switched their purchases of our services from us directly to our partners). Our lost subscription customer ratio for the three months ended September 30, 2006 was 1.9% per month, which includes Intranets beginning in the fourth quarter of 2005. The following table shows our lost customer ratio for the nine quarters ended September 30, 2006:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Lost subscription customer ratio percentage	1.9%	2.4%	2.2%	2.2%	1.9%	1.9%	2.0%	1.9%	1.3%

The sequential improvement in the lost subscription customer ratio percentage is due in part to our enhanced focus and addition of incremental resources to reduce customer losses on smaller accounts. The increase in the lost subscription customer ratio percentage trend over the prior three quarters was due primarily to the inclusion of Intranets beginning in the fourth quarter of 2005 and the associated project based nature of a portion of Intranets business, which is focused on the small to medium business market. As projects are completed, websites are often cancelled by the customer, although the customer may be retained.

Cost of Revenues

Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of revenues	$17,397	$14,491	$51,021	$39,152
Percentage of net revenues	18%	18%	18%	17%
Increase, period over period	$2,906		$11,869
Percentage increase, period over period	20%		30%

Cost of revenues increased 20% during the third quarter of 2006 and 30% during the first nine months of 2006 as compared to the corresponding prior year periods. Cost of revenues increased during the third quarter and first nine months of 2006 due primarily to $717,000 and $2.2 million, respectively, of stock compensation expense related to the adoption of SFAS 123R as well as increases in the costs for delivering existing and new services to customers. In addition, we increased our technical staff during the third quarter of 2006 as compared to the corresponding prior year period to support our installed base of customers and we increased expenditures to expand and improve our worldwide network. We recorded amortization of developed technology related to the acquisition of Intranets of $440,000 and $1.3 million during the third quarter and first nine months of 2006, respectively.

Sales and Marketing

Sales and marketing expense consists of personnel costs, including commissions for sales, marketing and customer care, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Sales and marketing	$35,379	$25,640	$104,438	$74,487
Percentage of net revenues	37%	33%	38%	33%
Increase, period over period	$9,739		$29,951
Percentage increase, period over period	38%		40%

Sales and marketing expense increased 38% during the third quarter of 2006 and 40% during the first nine months of 2006 as compared to the corresponding prior year periods. Sales and marketing expense increased during the third quarter and first nine months of 2006 due primarily to $2.4 million and $7.5 million, respectively, of stock compensation expense related to the adoption of SFAS123R, increased spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. During the third quarter and first nine months of 2006, we increased our promotion of existing products and continued to promote our latest forthcoming product releases, including WebEx Connect, which is a platform designed to increase the breadth and effectiveness of a customer’s use of on demand software applications, WebOffice, which is intended to expand our offerings in the small to medium business market, as well as MeetMeNow and PCNow, which are targeted to individual professionals.

Research and Development

Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Research and development	$13,236	$12,565	$40,038	$33,614
Percentage of net revenues	14%	16%	14%	15%
Increase, period over period	$671		$6,424
Percentage increase, period over period	5%		19%

Research and development expense increased 5% during the third quarter of 2006 and 19% during the first nine months of 2006 as compared to the corresponding prior year periods. Research and development expense increased during the third quarter and first nine months of 2006 due primarily to $1.4 million and $4.5 million, respectively, of stock compensation expense related to the adoption of SFAS 123R and increases in equipment related expenses to develop and support existing and new products. The increase in research and development expense was offset in part by a reduction in headcount in the third quarter of 2006 as compared to the corresponding prior year period.

General and Administrative

General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
General and administrative	$9,740	$6,731	$28,688	$17,813
Percentage of net revenues	10%	9%	10%	8%
Increase, period over period	$3,009		$10,875
Percentage increase, period over period	45%		61%

General and administrative expense increased 45% during the third quarter of 2006 and 61% during the first nine months of 2006 as compared to the corresponding prior year periods. General and administrative expense increased during the third quarter and first nine months of 2006 due primarily to $1.5 million and $4.4 million, respectively, of stock compensation expense related to the adoption of SFAS 123R as well as increased professional service expenses and employee-related expenses. The increase in employee-related expenses was due primarily to increased headcount in the third quarter of 2006 as compared to the corresponding prior year period.

Stock-Based Compensation

The stock-based compensation cost was included in the Condensed Consolidated Statements of Income corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of revenues	$717	$—	$2,247	$—
Sales and marketing	$2,373	$—	$7,472	$—
Research and development	$1,422	$—	$4,541	$—
General and administrative	$1,512	$3	$4,356	$10

Stock-based compensation	$6,024	$3	$18,616	$10

Percentage of net revenues	6%	—%	7%	—%

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the third quarter and first nine months of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25.

Interest and other income, net

Interest and other income, net consists of net investment income, interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries, and certain other expenses. Interest and other income, net increased $940,000 and $1.5 million, respectively, in the third quarter and first nine months of 2006 as compared to the corresponding prior year periods due primarily to an increase in interest income from greater cash and investments balances and higher interest rates, offset in part by currency exchange losses from transactions in other than the local currency of our foreign subsidiaries.

Provision for income taxes

We recorded a provision for income taxes of $11.5 million for the three months ended September 30, 2006 and a provision for income taxes of $28.4 million for the nine months ended September 30, 2006. During the three months ended September 30, 2006, the effective tax rate was 49%, which varies from our estimated annual effective tax rate of 47% for full year 2006, primarily due to certain non-recurring items related to state taxes that increased the effective tax rate during the quarter on a discrete basis. Our estimated annual effective tax rate for 2006 is approximately 8.0 percentage points higher than 2005 due primarily to the tax impact of stock-based compensation under SFAS 123R. With the adoption of SFAS 123R, the stock-based compensation related to such items as incentive stock options and the employee stock purchase plan is treated as a permanent tax difference. Therefore, the stock-based compensation is added back to income before income taxes for tax purposes and results in a higher effective tax rate in 2006 as compared to 2005. We expect to continue to use net operating loss carryforwards to offset U.S. taxable income in 2006; however, the utilization is limited on an annual basis based on Section 382 of the Internal Revenue Code. For the nine months ended September 30, 2006, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $1.8 million for the balance of the year, of which $1.6 million reduced goodwill related to the acquisition of Intranets.

Liquidity and Capital Resources

	Nine months ended September 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$65,426	$53,101
Net cash used in investing activities	(66,560)	(104,270)
Net cash provided by financing activities	53,927	8,149

Net increase (decrease) in cash and cash equivalents	$52,793	$(43,020)

We have generated cash from operations in each quarter since the third quarter of 2002. We anticipate cash flow from operations will fund our current operations.

As of September 30, 2006, cash, cash equivalents and short-term investments were $302.8 million, an increase of $105.6 million compared with cash, cash equivalents and short-term investments of $197.2 million as of December 31, 2005. As of September 30, 2006 and December 31, 2005, we had no debt.

Operating Activities

Net cash provided by operating activities increased $12.3 million in the nine months ended September 30, 2006 as compared to the corresponding period in 2005. The increase was due primarily to higher earnings of $10.0 million, after adjustments for non-cash items including stock compensation expense, provisions for doubtful accounts and sales reserve and depreciation and amortization. In addition, an increase in accrued liabilities of $7.1 million and an increase in deferred revenue of $2.1 million as compared to the corresponding prior year period also contributed to the increase in cash from operations. The increase in cash from operations was partially reduced by an increase in accounts receivable of $2.2 million due to the revenue growth in the Company as well as higher payments in accounts payable of $1.0 million due to the timing of payments. In addition, with the adoption of SFAS 123R, $5.5 million related to excess tax benefits from stock-based compensation, which was previously recorded in operating activities prior to 2006, was recorded in financing activities.

Investing Activities

Net cash used in investing activities decreased $37.7 million in the first nine months of 2006 as compared to the corresponding prior year period. The decrease was due primarily to the acquisition of Intranets.com in the third quarter of 2005. Capital purchases increased $1.7 million in the first nine months of 2006 as compared to the corresponding prior year period.

Financing Activities

Net cash provided by financing activities increased $45.8 million in the first nine months of 2006 as compared to the corresponding prior year period. The increase was due primarily to proceeds received from issuances of common stock under employee stock programs of $48.4 million in the first nine months of 2006 as compared to $28.1 million in the first nine months of 2005. In, addition, with the adoption of SFAS123R, we recorded $5.5 million of excess tax benefits from stock-based compensation in financing activities.

In the first nine months of 2005, we repurchased $20.0 million of common stock under our $40.0 million authorized repurchase program. We repurchase shares of our common stock under a program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. During July 2006, our Board of Directors authorized a new share repurchase program, which authorizes up to $40.0 million for share repurchases through December 2007.

Other

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of September 30, 2006, we had no outstanding borrowings under the credit line, but did have $3.5 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

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

Lease Commitments

We lease facilities in various U.S. cities and in several non-U.S. countries for our business activities, including office space for our employees and to house equipment used in the operation of our MediaTone Network. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

Purchase Commitments

As of September 30, 2006, our material purchase commitments, including those for telecommunication lines and data services, equipment and software, totaled $18.7 million. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Indemnity and Warranty Obligations

In some of our agreements with customers and resellers, we agree to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on our services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, we have provided certain warranties and committed to maintain certain service levels in some of our agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, our agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit our liability under the agreements to the amount of fees paid to us. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of September 30, 2006, we had not incurred any liability with respect to our indemnification obligations. Likewise, customers and resellers may bring claims with respect to our warranty and service level obligations, but as of September 30, 2006, we had not incurred a material liability with respect to such claims.

Off-Balance-Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Long Term Contracts

The following table summarizes our significant contractual commitments at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease commitments	$40,671	$1,775	$13,480	$11,791	$13,625
Purchase commitments	18,663	15,676	2,954	33	—

Total	$59,334	$17,451	$16,434	$11,824	$13,625

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2006, a lawsuit was filed in the United States District Court for the Southern District of Texas by Automated Business Companies against a number of companies, including us, alleging that the defendants’ services which “enable individuals to remotely control their personal computers” infringe three of the plaintiff’s patents. The plaintiff Automated Business Companies seeks damages and injunctive relief. We believe that the claims being asserted in the lawsuit are without merit and that we have meritorious defenses against such claims. Accordingly, we intend to vigorously defend ourselves against these claims. Currently, the parties have stipulated to submit the three patents to the United States Patent and Trademark Office for re-examination as to the validity and scope of the claims set forth in the patents. The litigation is currently stayed pending the result of this re-examination.

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

Our dominant pricing model has been a committed-subscription pricing model. We offer several forms of committed-subscription pricing:

•	“Flat rate” pricing, in which the customer pays a set price per month regardless of usage. A majority of our committed-subscription customers purchase our services in this manner;

•	“Concurrent-user” or “per port” pricing, which enables a customer to have a set number of users connected to WebEx meetings at any one time; and

•	“Minimum minutes” pricing, in which the customer commits to pay for a certain number of minutes of usage during a specified time period.

We refer to the revenue associated with our various committed-subscription arrangements as committed revenue.

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

In addition to our committed subscription offerings, there are several situations in which customers are charged on a per-minute usage basis, or what we call usage-based or uncommitted pricing. These include certain reseller arrangements, customer overage fees for usage above the subscribed-to amount of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web collaboration session. Finally, we have per-minute web collaboration services available through our website and payable by credit card. The revenue derived from this usage-based pricing model, measured as of the end of any month, is what we refer to as uncommitted revenue.

For the quarter ended September 30, 2006, usage-based revenue was approximately 26% of our total revenue. We include in our usage-based revenue category, in addition to the various types of per-minute revenue identified in the preceding paragraph, certain non-recurring revenue items. Examples of such non-recurring revenue items include the fees we charge our customers for consulting or other forms of professional services (PSO) work—an example of which is the fee we charge to help a customer produce an online event—and the one-time fee we received in prior quarters from the United States Department of Defense in connection with its online collaboration pilot program. Our various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict.

There are factors other than usage-based pricing—some within and some not within our control—that make our quarterly results variable and difficult to predict, which could cause unpredictable fluctuations in our stock price.

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

Factors outside our control include:

•	the emerging nature of the market for, and the growth rate of, the market for web collaboration software and services generally and particularly for on-demand web collaboration services;

•	market acceptance of our services;

•	our resellers’ degree of success in distributing our services to end-users;

•	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

•	changes in offerings, sourcing or pricing policies of our competitors and our distributors; and

•	a trend toward lower average per-minute prices in the telecommunications sector generally.

Factors within our control include:

•	our ability to develop, enhance and maintain our web communications network in a timely manner;

•	the mix of web collaboration services we offer, and our introduction of asynchronous web collaboration services;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

•	changes in our pricing policies.

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

A number of our new and existing customers are selecting our named host offering. Approximately 86% of our new subscription-based agreements entered into during the third quarter of 2006 were named host agreements, and approximately 62% of our current subscription-based agreements are named host agreements. Because the amount we charge for a named host is less than the amount we charge for a concurrent user, we may get less revenue from customers who select the named host pricing model than we have historically from our concurrent user customers. In addition, we generally do not receive overage revenue under the named host model. This loss of subscription and overage revenue may be offset in the future if named host customers increase the number of named hosts they subscribe to or if the number of customers increases due to the availability of this lower-priced model. If neither of these trends occurs, our operating results will be negatively affected.

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

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our lost subscription customer ratio was 1.9% per month for the quarter ended September 30, 2006. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers. A customer may also change types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower. The reasons why a customer would cancel use of our services have included the pricing of our service offerings, the failure of the customer’s employees to learn about and use our services, the failure of the services to meet the customer’s expectations or requirements, financial difficulties experienced by the customer, or the customer’s decision to use services or products offered by a competitor. As a result of customer cancellations or reductions in purchases of our services, we may need to invest additional dollars in sales and marketing in order to compensate for increases in net customer losses, or we may need to invest in the development or acquisition of new offerings in an attempt to increase customer retention. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers, and the additional expense associated with acquiring new customers or developing or acquiring new products, could harm our business and operating results.

Our business and operating results may suffer if we fail to establish reseller relationships, if our resellers experience financial hardships, do not successfully market and sell our services, or devote greater efforts to the products and services of competitors, or if we fail to maintain significant participation in the telecommunications provider distribution channel.

As of September 30, 2006, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during the third quarter of 2006 accounted for 16% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these resellers are per minute or usage-based payments. We must continue to establish and extend these distribution relationships. Establishing these distribution relationships can take as long as several months or more. Our resellers are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our resellers currently do so. Such resellers (i) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the reseller’s customers to switch from our services to those of our competitors, or (ii) may be persuaded by a competitor of ours to sever the reseller’s distribution arrangement with us and possibly also become the exclusive reseller of that competitor. Our resellers could also devote greater resources to the development and deployment of their own web collaboration service offerings, which may be or become competitive with ours.

An example of a reseller which may devote greater resources to marketing and supporting the products and services of our competitors is our distributor Intercall, whose corporate parent West Corporation in April 2006 acquired our competitor Raindance and who therefore may increase its support of the Raindance offering, or cease offering some or all of our offerings, to our detriment. With regard to the telecommunications-provider distribution channel for web collaboration services which may prove economically significant in the future, our web collaboration services competitors may be more successful in partnering with telecommunications providers, or telecommunications providers may independently enter the web collaboration services business, either alone or with web conferencing vendors that do not include us. If we fail to establish new distribution relationships in a timely manner, if our resellers do not successfully distribute our services, if we lose existing resellers for whatever reason or if we fail to maintain significant participation in the telecommunications-provider distribution channel, our ability to maintain current levels of market acceptance of our web collaboration services will suffer and our business and operating results will be harmed.

A small number of reseller accounts is responsible for most of the 16% of our total revenue that is attributable to resellers, and if any of these resellers discontinues or significantly curtails a reseller arrangement with us, our operating results would be negatively affected.

Of the 16% of our total third quarter revenue that is attributable to resellers, a large majority comes from four resellers. Each of these four resellers operates in the telecommunications-provider reseller channel. If one or more of these resellers were to significantly reduce the scope of or discontinue a reseller arrangement with us, our business and operating results would suffer.

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

Our standalone WebEx Meeting Center service, our service with the highest revenue, accounted for approximately 34% of our revenue for the quarter ended September 30, 2006. We have developed and are selling other services, such as (i) our Enterprise Edition service consisting of a composite of our Event Center, Training Center, Sales Center and Support Center services, each of which services may also be purchased separately, (ii) our audio conferencing service called WebEx Audio; (iii) our asynchronous offering called WebOffice, (iv) our MeetMeNow service, and (v) our PCNow service. Our services other than Meeting Center may not provide significant revenue in the future. If we are not successful in developing, deploying and selling services other than our standalone Meeting Center service, and if sales of our standalone Meeting Center service decline or do not increase, our operating results will suffer.

We have modified our business strategy from a focus on web meetings to a more diverse product line of web collaboration services, and if our investments in these new markets are not well targeted or well executed, if overall market growth in these new segments is less than anticipated or if we are unable to compete successfully in these new market segments, our operating results could suffer.

Our business strategy has expanded from a focus on real-time web meetings and closely-related applications to an emphasis on a more diverse product line of web collaboration services, including the asynchronous collaborative service offerings we now offer as a result of our acquisition of Intranets. We are also expanding service offerings such as remote access, instant messaging and audio conferencing. In addition, we are developing a new proprietary platform, called WebEx Connect, which is designed to provide customers with (i) access to an online marketplace offering a variety of third party on-demand software applications, (ii) software called middleware, with which customers can build interoperability functionality into the customer’s on-demand and on-premise applications, and (iii) a portal called Connect Workspace through which a customer may access WebEx Connect applications.

This product diversification strategy includes a greater emphasis on selling services provided by, or obtained through acquisition of, third parties rather than our historical practice of selling services developed solely by us. Because the markets for certain of these web collaboration services, such the asynchronous web collaboration services market and the market for interoperable on-demand applications to be addressed by our WebEx Connect offering, are just emerging, it is uncertain how successful WebEx will be in these markets. We are also uncertain how much investment in sales, marketing, product development and infrastructure will be necessary to compete successfully in these markets, since we are a relatively new participant to these markets. If our investments in these new markets do not produce or exceed our expected return, our financial results will suffer. Also, to the extent we expand our service offerings to include those offerings, such as audio conferencing, which currently or may in the future have lower profit margins than our traditional web collaboration service offerings, our operating and profit margins may decline.

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

If our services fail to function, whether because of the large number of participants or because of separate quality-related issues relating to our network infrastructure, we may lose customers and our business and reputation may be harmed.

Our business strategy requires that our services be able to accommodate large numbers of meetings and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our data network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. We use this capacity planning standard as it is our best effort to simultaneously meet two important business objectives: (i) having enough excess capacity to avoid service interruptions or other service quality problems on our service delivery network on days when network usage is unusually heavy, and (ii) not wasting resources on unnecessary excess network capacity.

From time to time daily peak usage exceeds 50% of data network capacity. However, by monitoring and managing our data network resources we have been able to meet our internal goal of maintaining average daily peak usage at less than 50% of our data network capacity. Whenever average daily peak usage increases to a point approaching or exceeding 50% of our data network capacity, we add capacity so that we continue to meet our internal target of having average daily peak usage be less than 50% of our data network capacity. During the quarter ended September 30, 2006, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity. In addition to our data network, we also maintain an integrated telephony network for which capacity planning and service-level monitoring is necessary. Meeting our goal of having average daily peak usage be less than 50% of our network capacity depends on our continuing ability to add both data network and telephony network capacity whenever we so desire. Securing such additional network capacity has not been a problem for us to date, due to the abundance of supply available for purchase. However, there can be no assurance that such supply of data network and telephony network capacity will always be available or available at reasonable prices.

The trend in recent quarters has been that customer usage levels on our network have been growing at a rate faster than revenue growth. These increases in network usage require us to more actively and accurately monitor not only our capacity but also the operational health of the basic computer-related hardware such as servers, personal computers and data storage equipment upon which the continuous functioning of our network depends. Our network monitoring systems are capable of detecting equipment failure within the network, and we have redundant—sometimes also called fail-over—infrastructure in place to keep our network functioning in the event a hardware failure occurs within the network. Despite these safeguards, it is possible that we could suffer a temporary network service outage due to the quantity or critical nature of the particular disabled items of infrastructure, or due to human operator error in dealing with a particular hardware failure or even a hardware maintenance activity.

If we fail to invest adequately, or act quickly enough, to increase the capacity and quality of our data and telephony networks consistent with the growth in usage of each, if there are supply constraints with respect to the acquisition of additional data network or telephony capacity, or if we improperly monitor or mishandle the hardware equipment components of our networks, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks, we may lose customers and be unable to attract new customers and our operating results would be harmed.

We operate a subsidiary in China, which exposes us to economic and political risks in China, foreign exchange risk, risks related to political tension between China and the United States, risks arising from an inability to enforce our intellectual property rights, and risks relating to possible Chinese government requirements or activities affecting our customers located in China.

We have relied, and for the foreseeable future we plan to continue to rely, on our subsidiary WebEx China to conduct a significant portion of our quality assurance testing and software development activities, as well as other activities. Our reliance on WebEx China exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, and travel restrictions. Also, our business may be harmed if we encounter difficulties enforcing our intellectual property rights there.

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

A small part of our sales and support activities, and a significant portion of our customer provisioning and research and development activities, are conducted outside of the United States. Customer payments to us, and payments by us to both our foreign-based vendors and to our foreign-based employees, are generally made in the local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside the United States becomes significant. We conduct sales, marketing, network and customer support operations in countries outside of the United States, and we currently have subsidiaries in several non-U.S. countries. Our future results could be materially adversely affected by a variety of challenges generally associated with managing a global business including, among others, the following:

•	staffing and managing international operations including multiple non-U.S. subsidiary structures;

•	handling the various accounting, tax and legal complexities arising from our international operations;

•	properly designing, testing and maintaining internal controls over financial reporting in our non-U.S. subsidiaries, as required under the Sarbanes-Oxley Act of 2002 and related laws and regulations;

•	understanding cultural differences affecting non-U.S. employee relations or sales transactions; and

•	addressing political, economic or social instabilities that may arise from time to time in a specific non-U.S. country or region.

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

In addition to possible flaws within, or failure of, our network hardware components, the software underlying our services could also contain defects or fail to function properly. Complex software, such as the software underlying our services, often contains defects. We may be forced to delay commercial release of new services or new versions of existing services until problems are corrected and, in some cases, we may need to implement enhancements to correct defects or bugs that we do not detect until after deployment of our services. If we do detect a defect or bug in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

•	damage to our reputation;

•	damage to our efforts to build brand awareness;

•	loss of customers, or loss of or delay in revenue;

•	delays in or loss of market acceptance of our services; and

•	unexpected expenses and diversion of resources to remedy errors.

If our services do not work with the many hardware and software platforms used by our customers and end-users, or if we do not successfully adapt our MediaTone on-demand delivery platform to the increasing numbers of customers and varieties of web collaboration services we are offering including third-party web application services to be provided by our new WebEx Connect offering, our business may be harmed.

We currently serve customers and end-users that use a wide variety of constantly changing hardware and software applications and platforms. If our services are unable to support these platforms, they may fail to gain broad market acceptance, which would cause our operating results to suffer. Our success also depends on our ability to deliver our services to multiple platforms and systems. In addition, the success of our services depends on our ability to anticipate and support new standards, especially web standards.

Our success also depends on our ability to modify our services and underlying technology as new versions of on-demand applications are introduced, and to manage our MediaTone platform such that it is able to handle the increasing scale and diversity of on-demand collaboration services furnished to customers. In particular, our MediaTone Network must successfully accommodate our new WebEx Connect platform and its various customer-facing features including a user interface, tools the customer can use to build software application interoperability and a marketplace where customers can obtain third-party applications. We could suffer damage to our reputation if third-party web applications purchased by customers from our WebEx Connect on-demand software marketplace suffer from bugs or other service interruptions, regardless of whether such applications are hosted by WebEx as part of WebEx’s MediaTone Network or at a third-party’s facility. If we fail to maintain the capacity and quality of our MediaTone network across a wide variety of user computer platforms, or fail in our efforts to utilize the MediaTone Network to support new web collaboration services including those to be provided through our new WebEx Connect platform, our business will suffer.

We rely on third parties for technologies we use in conducting our business, and in certain cases we rely on third parties to provide us with products we include in our set of commercial offerings. If we cannot continue to license these third-party technologies or products in a timely manner and on commercially reasonable terms, our business could suffer.

We intend to continue to license technologies from third parties, which are integrated into our services and which constitute new web collaboration services. For example, we license database, operating system, server and enterprise marketing automation software, application server, monitoring and management software, billing software, font-rendering technology, voice-over-Internet protocol

(VOIP) technology, and credit card payment processing services. We also license proprietary software tools, within a category of software called middleware, that will be a component of our new WebEx Connect platform. As our sales volume, together with the scale and variety of our collaborative service offerings, grows larger, managing these third-party relationships and integrating the licensed technologies into our services, into our service delivery infrastructure and into our sales and marketing operations has become more important to the health of our business. If we are unable to meet the challenges associated with these more numerous and complex relationships with third-party providers, our business could suffer. Also, we are now relying on third parties to supply us with certain of our web collaboration services themselves, such as the System Management service that is a new offering within the Support Center family of services. These product-related third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology or licensed product into our MediaTone service delivery platform. This in turn could increase our costs and harm our business and operating results.

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

From time to time there are changes in our executive management team, including the hiring and departure of executives, and the reorganization of responsibilities and personnel. For example, during the first quarter of 2006 we had a reorganization affecting the leadership of our sales and customer care organization, our product and engineering organization and our marketing organization, which are important areas of our business. In addition, our president and chief operating officer left the Company in the second quarter of 2006. Such changes may be disruptive to our business, because the executives and employees reporting to them require time to become fully productive in their new roles and new organizations. Planned changes in the Company’s organization or management may not achieve the expected benefits. In addition, the departure of executives may create temporary voids in leadership in critical areas of the Company. In particular, we are highly dependent on the executive and leadership skills of our chief executive officer and co-founder Subrah Iyar, and his departure for any reason would likely be disruptive to our business. Because of these risks, organizational and management changes may have an adverse impact on our financial performance. We do not have long-term employment agreements or life insurance policies on any of our senior executives.

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

The success of our on-demand web collaboration services depends on the efficient and uninterrupted operation of our internal and outsourced computer and communications hardware, software and services. Any system failure that causes an interruption in our web collaboration services, or a decrease in their performance, could harm our relationships with our customers and resellers. In addition, some of our communications hardware and software are hosted at third-party co-location facilities, and we rely as well on the functional operation of connectivity infrastructure such as fiber provided by third-party service providers. These systems and operations, including those of our third-party service providers as well as those within our service delivery network, are vulnerable to damage or interruption from human error, telecommunications failures, physical or remote break-ins, physical damage to fiber lines or other third-party service provider infrastructure, sabotage, computer viruses and intentional acts of vandalism. In addition, third-party co-location facilities may discontinue their operations due to poor business performance. Because a substantial part of our central computer and communications hardware and network operations are located in the San Francisco Bay Area, an earthquake or other natural disaster, or a loss of electrical power to our Bay Area computer and communications hardware and network operations for a sustained period of time, could impair the performance of our entire network. In the event of damage to or interruption of our internal or outsourced systems, if we are unable to implement our disaster recovery plans or our efforts to restore our services to normal levels in a timely manner are not successful, our business would be harmed. In addition, business interruption insurance may not adequately compensate us for losses that may occur, which would harm our business.

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

Our success and ability to compete depend to a significant degree upon the protection of our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 29 issued patents. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 65 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

•	any patents acquired by or issued to us may not be broad enough to protect us;

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents and subjecting us to claims for seeking to enforce such patents;

•	current and future competitors may independently develop similar technology, duplicate our services or design around any of our patents;

•	our pending patent applications may not result in the issuance of patents; and

•	effective patent protection, including effective legal-enforcement mechanisms against those who violate our patent-related assets, may not be available in every country in which we do business.

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

•	third parties may infringe or misappropriate our trademarks such as our registered Meeting Center trademark which is currently being used by at least one competitor that believes our trademark to be invalid, and may also infringe our copyrights and similar proprietary rights;

•	laws and contractual restrictions, particularly those existing within or applied within non-U.S. jurisdictions such as China, may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;

•	effective trademark, copyright and trade secret protection, including effective legal-enforcement mechanisms against those who violate our trademark, copyright or trade secret assets, may be unavailable or limited in foreign countries;

•	other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

•	policing unauthorized use of our services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

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

We may acquire or invest in complementary businesses, technologies or services. For example, in September 2005 we acquired Intranets, a company which provides web-based collaborative application services primarily to small businesses. We have changed the name of this subsidiary to WebExOne, Inc., and the various collaboration services are now marketed and sold under the brand name WebEx WebOffice. Operating and integrating newly-acquired businesses, employees, technologies or services may be expensive and time-consuming. We may be unable to operate any acquired businesses profitably, successfully integrate the employees, technology, products or services of any acquired businesses into our existing business, or achieve post-integration financial targets established for specific acquisitions. To illustrate, we could fail to successfully manage the newly-acquired WebExOne portion of our business, including such key areas as WebExOne sales activity, WebExOne employee motivation and retention including key WebExOne executives, and the WebExOne service delivery infrastructure. Also, we face possible future integration-related risks such as those associated with transferring the WebExOne billing and service delivery infrastructure from its current platform to our proprietary MediaTone platform. Expenses associated with, and diverted WebEx employee time and energy required in connection with, the integration of a newly-acquired business such as WebExOne could further harm our operating results. More generally, if we are unable to operate and integrate any newly acquired entities or technologies effectively, including those related to our acquisition of the former Intranets entity now renamed WebExOne, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, or incurrence of debt and contingent liabilities, any of which would harm our financial performance.

We must compete successfully in the web collaboration services market.

The market for collaboration software and services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services from vendors such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys, IBM, Microsoft, Netviewer, NTR, Oracle, PC Visit and Saba.

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

Competition from Microsoft in the collaboration software and services markets may adversely affect us. Microsoft since 2003 has had a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft in March 2005 announced the certain improvements to the Live Meeting service and other product developments. Microsoft has also announced its new Office Live offering, which it described as a set of Internet-based software services. Microsoft is currently offering a free “beta”, or pre-commercial release, version of Office Live. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

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

The market for web collaboration services is relatively new and rapidly evolving. Growth in market demand for collaboration services over the Web is uncertain. If the market for web collaboration services does not continue to grow, our business and operating results will be harmed. Factors that might influence broad market acceptance of our services include the following, all of which are beyond our control:

•	willingness of businesses and end-users to use web collaboration services;

•	the continued growth and viability of the Web as an instrument of commerce;

•	the willingness of our resellers to integrate web collaboration services in their service offerings; and

•	the ongoing level of security and reliability for conducting business over the Web.

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

We have not generally collected sales tax from customers in the United States, and we believe that the services we provide are generally exempt from sales tax. From time to time, states have initiated, and may initiate in the future, audits or inquiries with respect to sales, use or income taxes. For example, during the third quarter of 2006, we reached informal resolution of sales tax audits with two states, one verbal and one written, in which the states concluded that our services are exempt from sales tax. In addition, during the third quarter of 2006 we settled a use tax assessment with a city in which we have data center facilities. Despite the results of these particular audits, federal or state tax authorities could still assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities. The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past. If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

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

Our stock price has been and is likely to continue to be highly volatile. For example, between July 1, 2006 and November 1, 2006, our stock price has traded as high as $40.62 on September 28, 2006, and as low as $30.19 on July 24, 2006. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the Internet industry;

•	changes in laws, regulations, rules or standards by governments, regulatory bodies, exchanges or standards bodies; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The WebEx Board of Directors on July 31, 2006 approved a new repurchase program authorizing the repurchase of, at the discretion of WebEx management, up to $40,000,000 of the Company’s common stock through December 31, 2007. During the quarter ended September 30, 2006, we did not make any repurchases under this repurchase program, nor did we make any other repurchases of our equity securities.

Item 5. Other Information

Stockholder Proposals for 2007 Annual Meeting. To be considered for inclusion in the Company’s proxy statement and form of proxy for its 2007 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 5, 2006.

A stockholder proposal not included in the Company’s proxy statement for the 2007 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company’s Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2007 Annual Meeting of Stockholders, which is scheduled to be held on May 7, 2007, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 18, 2007 but not prior to February 21, 2007.

Item 6. Exhibits

Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated Bylaws

4.1*	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.

**	Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.
+	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purpose of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBEX COMMUNICATIONS, INC.

Date: November 8, 2006	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

	By:	/s/ KELLY STECKELBERG
Kelly Steckelberg
Vice President, Finance and Controller
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated Bylaws

4.1*	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on September 21, 2000.
**	Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.
+	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purpose of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.