Form 10-K
period 2006-12-31
WEBEX COMMUNICATIONS INC
filed 2007-02-27
CIK 1109935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

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

(Title of Class)

The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently-completed second fiscal quarter and based upon the closing sale price on the Nasdaq Global Select Market on such date) was approximately $1,457,714,149. Shares of Common Stock held by each executive officer and director, and shares held by other individuals and entities and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of WebEx common stock outstanding as of February 20, 2007 was 50,011,673 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (directors, audit committee and audit committee financial expert, and section 16(a) beneficial ownership reporting compliance), 11 (executive compensation), 12 (security ownership of certain beneficial owners and management), 13 (certain relationships and director independence) and 14 (principal accountant fees) of Part III of this Annual Report of Form 10-K are incorporated by reference from the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be held on May 7, 2007, which Proxy Statement will be filed within 120 days of the end of the year ended December 31, 2006.

WEBEX COMMUNICATIONS, INC.

FORM 10-K

For the Year Ended December 31, 2006

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our business focus including our new WebEx Connect offering, the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, the features and benefits of our new WebEx Connect offering, our internal and external investments related to WebEx Connect, benefits of using third-party software and hardware, sources of revenue, expected expenses including those related to sales and marketing, research and development and general and administrative, our use of net operating loss carryforwards, our beliefs regarding the health and growth of the market for our web collaboration services, and reasons for growth, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, our investments and potential interest rate exposure, fluctuations in our operating results, volatility of our stock price, our tax liability exposure, our intent to license technologies from third parties that are integrated into our services, our plans to increase headcount, relocate certain operations and the related costs, our plans to upgrade and expand our applications, our reliance on our China and India subsidiaries, statements regarding our internal controls and disclosure controls and procedures, the effect of recent accounting pronouncements and accounting rules, and our legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, the degree and rate of commercial success achieved by our WebEx Connect product offering, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Throughout this document, all references to “WebEx,” “we,” “us,” “our” or the “Company” mean WebEx Communications, Inc. and its consolidated subsidiaries.

Our trademarks include WebEx (word and design), WebEx bifurcated ball logo design, WebEx.com, MyWebEx, MyWebExPC, Bringing the Meeting to You, MediaTone, Meeting Center, WebEx Meeting Center, Event Center, WebEx Event Center, We’ve Got To Start Meeting Like This, Presentation Studio, WebEx Connect, WebEx Global Watch, WebEx Contact Center, WebEx Access Anywhere, Power Panels, All Time Collaboration, Collaboration Without Limitation, WebExOne, Web Touch, MeetMeNow, PCNow, iPresenter, iPresentation and Worldwide Workspace. We also refer to trademarks of other corporations and organizations in this document.

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

Originally, our principal product offering consisted of a basic on-demand collaboration service—the web meeting. Since then we have expanded our offerings to include more advanced web collaboration services that complement our basic web meeting service, WebEx Meeting Center. We sometimes also refer to such enhanced web collaboration services, which are designed for specific uses such as training, events, support and sales, as web applications. Our product names for such web applications include WebEx Training Center, WebEx Event Center, WebEx Support Center and WebEx Sales Center. A current business focus of ours is to continue to enhance and market our various web collaboration services including web meetings and web applications, to develop and deploy new services, to expand our sales and marketing organizations, and to expand our WebEx MediaTone Network. For many of our web collaboration services, web-based audio and video services, integrated telephony and session recording services are also available using standard devices such as telephones, computer web-cameras and microphones.

In addition to offering real-time web collaboration services, we offer a set of asynchronous collaboration services. These services, and the technology underlying them, were acquired in connection with our September 2005 acquisition of Intranets.com, Inc., a company headquartered in Burlington, Massachusetts (Intranets) which is now operating as our wholly-owned subsidiary under the name WebExOne, Inc. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums, contact directories and e-mail. Each individual may access these shared resources at a time that is convenient for him or her, but may communicate with others in the group by actions such as reviewing and modifying documents, posting additional documents, sending and responding to task assignments, scheduling meetings and events, updating database entries, and sending and receiving e-mail. These new asynchronous services are offered in the same manner as our real-time web collaboration services, that is, provided as a service over the web and accessed through the user’s browser, without any requirement for the customer to purchase, install and manage its own hardware and software. This suite of asynchronous services is being marketed under the name WebEx WebOffice.

In expanding the suite of on-demand web collaboration services we offer to customers, we have branched out beyond web applications that are developed by us and accessed over our service delivery network. For example, we have developed a web collaboration service offering—the instant messaging service called AIM Pro Business Edition—that is accessed by and delivered to users through the network of internet service provider AOL, Inc.

A current business focus of ours is to extend our service offerings beyond mere web applications to a platform offering that can increase the breadth and effectiveness of a customer’s use of on-demand software applications generally, whether or not such applications are developed by us. We are developing a new platform, called WebEx Connect, which is designed to provide customers with (i) access to an online marketplace offering a variety of third party on-demand software applications, (ii) software called middleware, which enables interoperability among the customer’s on-demand and on-premise applications, and (iii) a portal called Connect Workspace through which a customer may access WebEx Connect applications.

We sell our services directly to our customers and indirectly through our resellers. We offer our services on a monthly subscription basis to our customers and on a discounted or pay-per-use basis through our resellers. Revenue from subscription services consists primarily of monthly committed subscription fees, which are based upon a fixed number of concurrent ports, or a fixed usage-based minimum commitment fee, or a flat-rate pricing arrangement with a fixed number of named hosts. Typically, our committed subscription contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for additional periods unless terminated by either party. In addition, we obtain revenue from certain usage-based pricing arrangements including any of the following: usage in excess of the usage commitment or the subscribed concurrent ports, telephony, certain reseller arrangements, and individual pay-per-use services purchased directly from our website. We include within our usage-based revenue category certain non-recurring sources of revenue such as the fees we charge a customer who requests consulting or other forms of services performed by our professional services organization (sometimes called PSO work) related to the use of our web collaboration services.

Our Services and Technology Architecture

We have designed and developed our technology architecture to satisfy the interactive communications requirements of a broad range of customers. We provide a number of on-demand web collaboration services, including both real-time and asynchronous collaboration offerings. Our web collaboration services are delivered through our proprietary WebEx MediaTone Network. We also have developed a platform, called WebEx Connect, which we believe will add value to our customers’ use of on-demand web collaboration services generally. When commercially available, our WebEx Connect platform will host on-demand software applications developed by us as well as make available to customers software applications developed and delivered by third party software developers.

WebEx Collaboration Services.    Our suite of web collaboration services offers a broad range of features and functionalities.

•

WebEx Meeting Center.    WebEx Meeting Center is a service designed to enable the sharing of documents and applications on the Web and to allow business professionals to communicate more effectively and economically through interactive online meetings. WebEx Meeting Center is a service that can be easily provisioned with low start-up costs and without the need for the involvement of information technology professionals. Our basic service, WebEx Meeting Center Standard, allows users to give presentations, demonstrate software, view and annotate any document electronically, and includes integrated teleconferencing. WebEx Meeting Center also includes advanced features such as record and playback, integrated video, the ability to edit any document collaboratively and the ability to share applications or a user’s entire desktop.

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

•

WebEx Sales Center.    WebEx Sales Center is a comprehensive online sales solution designed for sales professionals, both sales representatives seeking to engage prospects and close deals as well as sales managers seeking effective online tools with which to monitor their sales organizations. The WebEx Sales Center application permits sales representatives to conduct customized media-rich online sales presentations and demonstrations, invite specialists or other third-party experts to assist in the sales presentation regardless of the third party’s location, and then following the presentation maintain contact with the prospect via the WebEx Sales Center online communications portal. For sales managers, the WebEx Sales Center service is designed to improve sales operations with online sales call analysis and monitoring tools that can be integrated with other software applications such as sales force automation and customer relationship management, thereby helping the manager to track sales activities and resource allocation.

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

•

WebEx PCNow.    WebEx PCNow is a service that allows the user to access a remote computer from any location in the world, with the user needing only a web browser and an Internet connection and without the user needing to open any ports in a firewall protecting the computer. For example, the PCNow user can run any application or access the entire desktop of her remote computer, transfer files to and from the remote computer, or print a document from the remote computer on a printer located at the user’s location. PCNow has several security features including end-to-end Secure Socket Layer (SSL) encryption, two levels of required authentication and each of the following: (i) the ability to blank the screen of the remote computer so no one can see what the user is doing, (ii) the ability to lock the keyboard and mouse of the remote computer so no one can interrupt the user’s use, and (iii) the ability to logout or screen-lock the remote computer after the user’s session is complete. We also offer a version of PCNow, called WebEx PCNow Enterprise, that can accommodate a larger number of users and is targeted to the large-sized corporate—sometimes called enterprise—market.

•

WebEx MeetMeNow.    WebEx MeetMeNow is a web meeting service designed specifically for the individual professional. WebEx MeetMeNow, a simplified version of our Meeting Center service, offers users several of the basic features offered by Meeting Center including the ability (i) to launch meetings directly from the user’s desktop applications such as instant messaging, (ii) to invite prospective attendees to join a conference call, (iii) to share an entire desktop in real time, complete with rich annotation, and (iv) to pass control of documents or applications to any attendee in real time. WebEx MeetMeNow is offered online on a month-by-month or yearly subscription basis, requires no training and requires only minimal set-up time.

•

WebEx WebOffice.    Offered as two separate business collaboration offerings, WebOffice Workgroup and WebOffice Personal, WebEx WebOffice integrates certain of WebEx’s asynchronous and real-time collaboration capabilities into one unified suite designed to help small businesses and professionals save time and money, and work more effectively. WebEx WebOffice Workgroup provides a complete collaboration suite including web meeting capability, a document manager, group calendar, database manager, task manager, a new e-mail functionality called WebEx Mail, and several other collaborative business tools, and is designed to meet the collaboration and web meeting needs of small businesses with five or more users. WebEx WebOffice Personal, tailored to the requirements of the individual professional, provides users with collaborative applications consisting of real-time meetings, document manager, task manager, online calendar, contact manager and WebEx Mail.

•

WebEx AIM Pro Business Edition.    Developed in partnership with AOL, Inc., WebEx AIM Pro Business Edition is an advanced communications tool designed for business professionals. WebEx AIM Pro Business Edition offers both individual users and enterprises secure instant messaging (IM), including end-to-end encryption and user authentication security features, to an AIM (AOL Instant Messaging) network which reports a user base of approximately 70 million. WebEx AIM Pro Business Edition offers users instant access to chat, voice and video, with administrative control features, such as the ability to collect and report data relating to enterprise-wide IM activity, to satisfy customer internal control requirements. WebEx AIM Pro Business Edition features a portal free of advertising content that can be integrated with all WebEx on-demand collaboration services as well as with the Microsoft Outlook application. A key objective in developing the AIM Pro Business edition offering has been to drive usage of WebEx’s core web collaboration service offerings by functionally linking them, via a button, to the actual IM offering.

Also available as add-ons to the purchase of one or more of these services are the following services: an audio conferencing service called WebEx Audio, a service for monitoring usage of WebEx services within an organization called WebEx GlobalWatch, an asynchronous add-on called WebEx Workspace which shares certain of the asynchronous features of the standalone WebEx WebOffice offering.

WebEx Connect Platform.    WebEx Connect is a software platform designed to increase the breadth and effectiveness of a customer’s use of on-demand software applications generally. WebEx Connect has been designed to address several software-usage challenges that businesses face. The key features that WebEx Connect offers, and each such feature’s current state of development and commercial availability, are described below:

•

Online Marketplace Where Customers Can Obtain On-Demand Applications Developed by Third Parties.    One feature of the WebEx Connect service is an on-demand software marketplace, where customers can subscribe to one or more of a variety of on-demand software applications developed and offered by third parties—that is, not by WebEx—that could be useful in the customer’s business. These applications may be hosted either by WebEx as part of WebEx’s MediaTone Network or at a third party’s facility. A related planned feature is that, for the convenience of both the customer and the third-party web application vendor, WebEx will provide the billing services for customer purchases of third-party on-demand applications made through the WebEx Connect marketplace. WebEx has begun selling third-party applications as part of the initial phase of the WebEx Connect platform.

•

Middleware to Build Interoperability among On-Demand and Traditional On-Premise Applications.    Currently, most on-demand software applications that a customer can subscribe to, such as an on-demand customer relationship management (CRM) application, do not interoperate well, if at all, with a corporate user’s existing on-premise software applications such as a database application, or with the customer’s other on-demand software applications. WebEx Connect will include software called middleware that will enable on-demand and on-premise applications to interoperate with each other. We believe that this ability of a customer’s on-demand and on-premise applications to interoperate with each other will increase the overall productivity benefit a customer receives from its software investment and usage. This feature of the WebEx Connect platform is still under development and is not part of our current WebEx Connect commercial offering.

•

Client Software that Provides Access to WebEx Connect Applications.    Client software is software that allows a computer to access and work with software applications running on another computer, most often a server or some form of host computer. The WebEx Connect client, called Connect Workspace, is the access point—sometimes also called a portal—through which customers can access the various applications to which the customer has subscribed through WebEx Connect. For example, a customer running its enterprise CRM application can, through accessing the WebEx Connect portal, pull data from an on-premise database software application, thus enhancing the productivity of the customer’s use of the CRM application. This feature of the WebEx Connect platform is still under development and is not part of our current WebEx Connect commercial offering.

As certain features of WebEx Connect are still under development and are not yet commercially available, we do not know when or to what extent we will be able to make available the platform containing all the functionalities described above. We are continuing to make investments both inside and outside of WebEx with the objective of making the WebEx Connect platform a web application ecosystem (i) to which an increasing number of third party web application providers will be drawn to offer their services, and (ii) in which customers can utilize their third party on-demand web applications more efficiently and productively in their business. We believe that this strategy of offering added value to our customers’ search for and use of on-demand web applications, through our new WebEx Connect service, will complement our core web meeting and web application service offerings.

WebEx MediaTone Network.    The WebEx MediaTone Network is a private, switched, web-based network that is designed to deliver scalable, secure, web collaboration services to our customers. The WebEx MediaTone Network is based on MediaTone, our proprietary information switching technology. Our MediaTone technology allows the WebEx MediaTone Network to handle high-speed data, voice and video communications, manage complex media types, and deliver advanced communications capabilities regardless of location across a wide variety of platforms, operating systems, devices, and browsers—in both wired and wireless configurations. The WebEx Connect platform, described above, will operate on the WebEx MediaTone Network. The WebEx MediaTone Network includes:

–

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

–	a network that transmits, or “switches”, user content in real time through the network rather than the user’s content having to be loaded to, archived on, and downloaded from, a computer server;

–	WebEx proprietary switches in data centers located in the U.S., Europe and Asia, in our own facilities and at third-party co-location facilities;

–	high capacity Internet connections for high-speed connectivity and redundancy;

–	network operations centers where we manage and monitor the WebEx MediaTone Network 24 hours a day, seven days a week;

–	the ability to add capacity at any facility and otherwise manage heavy network traffic during peak usage periods, enabling each WebEx switching cluster to scale to meet changes in user demand;

–	encryption of online content with Secure Socket Layer (SSL) technology to provide security;

–	diagnostic software for troubleshooting and rapid problem resolution;

–	the ability to create a personalized, continuous web meeting room, like a personal telephone number or an office extension;

–	the ability to simultaneously share multiple documents and presentations at the same time and the ability to move back and forth among them;

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

Customers and Resellers

We sell our services directly to our customers and indirectly through our resellers. We offer our services on a monthly subscription basis to our customers and on a discounted basis through our resellers. Our services can also be purchased on a pay-per-use basis, either from our website directly or indirectly through certain of our resellers. Our customers purchase and use our services themselves while our resellers integrate and resell our services with their offerings. Some of our resellers are also end-user customers.

In 2006, we derived approximately 84% of our revenue from direct sales to customers. Typically, our direct sales contracts are for an initial non-cancelable term ranging from three to twelve months, and then automatically renew for some period unless terminated by either party. In 2006, we generated approximately 16% of our revenue from our resellers, including portals, software and service vendors and communications service providers. Software and service vendors have agreements to resell our services to end-users by marketing, and in some cases integrating, our services into their product or service offerings. Communications service providers typically resell our services in conjunction with their teleconferencing services. Our distribution agreements typically have terms of one to three years and are automatically renewed for additional one-year terms unless either party terminates the agreement with written notice at least 30 days prior to when the agreement would otherwise renew. In most of these agreements, the reseller purchases subscription or pay-per-use services from us and resells such services to end-user customers. Under these agreements, the amount of revenue we receive depends on the volume of business generated under the agreement.

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

In 2006, sales of our standalone Meeting Center service, whether directly to our customers or indirectly through our resellers, accounted for approximately 34% of our revenue. In 2005 and 2004, respectively, sales of our standalone Meeting Center service accounted for approximately 40% and 50% of our revenue. This reduction in Meeting Center sales as a percentage of our total revenue may continue as we introduce new service offerings and as we increase revenue from services other than Meeting Center.

Third Party Software and Hardware

We license from third-party vendors software such as database, operating system, web server and voice-over-IP software, font technology. We purchase from third-party vendors hardware such as servers, routers, and audio-conference bridges. We believe that use of third-party vendors enables us to integrate current and emerging technologies into our proprietary service offerings. We purchase, or license, these third-party technologies from companies including BEA Systems (application servers), Bitstream (font technology), Cordys (software tools), Oracle (database technology), Rackable (servers), Sun Microsystems (servers), Symantec (file management), Pactolus (audio-conference bridge technology), Sonus (audio-conference bridge technology), Convidia (audio-conference bridge technology), GIPS (voice-over-IP), and Cybersource (credit card payment processing). We also purchase third party services that we resell to customers. For example, we purchase from a third party, Everdream, the service that we resell as WebEx System Management.

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

As of December 31, 2006, we had 835 employees engaged in research and development activities. Our research and development expenditures were approximately $53.8 million, $45.7 million and $34.4 million in 2006, 2005 and 2004, respectively. We expect to continue to devote significant resources to research and development for the foreseeable future.

A significant amount of our development and testing activity is conducted by our subsidiary in China (WebEx China). As of December 31, 2006, of the 813 employees in our WebEx China operations, 660 employees were engaged in research and development activities. We rely on WebEx China for a significant portion of our quality assurance, software development and other activities.

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

We derive revenue from both U.S.-based and non U.S.-based customers. In 2006, 2005 and 2004, the percentage of revenues from U.S. customers was 85%, 87% and 88%, respectively. In 2006, 2005 and 2004, the percentage of revenues from our non-U.S. customers was 15%, 13% and 12%, respectively. As of December 31, 2006, we had 691 employees engaged in sales, customer care and marketing. Our sales and marketing expenditures were approximately $141.8 million, $102.7 million and $84.2 million in 2006, 2005 and 2004, respectively. We expect to continue to devote significant resources to sales and marketing.

Competition

The collaboration software and services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies with respect to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys S.A., IBM, Microsoft, Netviewer, NTR Global, Oracle, and Saba.

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

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft has a product offering which is competitive with ours and which is called Microsoft Office Live

Meeting. Microsoft also has an offering called Office Live, which consists of a set of Internet-based software services. In January 2007, Microsoft began selling its new Windows Vista operating system, which includes a real-time web meeting feature, for up to ten persons, and related collaboration functionalities such as document sharing. Microsoft has also announced plans to offer web collaboration functionality in its Office Communications Server product scheduled for release later in 2007. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies acquired from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

In addition, some competitors offer web collaboration products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, integration and security features. Such offerings may make it more difficult for us to compete in that segment of the market and may cause some of our existing customers to switch to these competitors. In 2005, we introduced new services with lower entry prices that enable us to compete more effectively with such offerings. If our industry were to experience a general decline in prices and there were not a sufficient increase in volume to compensate for the price reductions, we might be forced to change the extent and type of resources we deploy in the selling of our services in an effort to maintain operating margins, such as switching to different sales practices. Finally, some of our competitors such as IBM and Cisco offer software products or products that are a combination of software and hardware that include web collaboration functionality. This type of web collaboration offering, sometimes called a customer premise or on-premise solution, allows customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

We believe that the principal competitive factors in our market include:

–	service functionality, quality and performance;

–	ease of use, reliability, scalability and security of services;

–	customer service and support;

–	establishment of a significant base of customers and resellers;

–	ability to introduce new services to the market in a timely manner;

–	ability to integrate with third-party offerings and services; and

–	pricing.

Although we believe our services compete favorably with respect to many of these factors, the market for our services is relatively new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources such as IBM, Microsoft, Cisco Systems, Citrix Systems and Adobe Systems.

Intellectual Property

Our success depends in part upon our rights to proprietary technology. We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. We require our employees to enter into confidentiality and nondisclosure agreements upon commencement of employment. Before we will disclose any confidential aspects of our services, technology or business plans to customers, potential business partners and other non-employees, we routinely require such persons to enter into confidentiality and nondisclosure agreements. In addition, we require all employees, and those consultants involved in the deployment of our services, to agree to assign to us any proprietary information, inventions or other intellectual property they generate, or come to possess, while employed by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

The status of United States patent protection in the Internet industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We currently have 29 issued patents. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 75 patent applications pending in the United States Patent Office. We may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in any patents being issued with the scope of the claims we seek, if such patents are issued at all. We do not know whether any patents we have received or may receive will be challenged, invalidated or be of any value. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to seek patent and other intellectual property protections, when appropriate, for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

Third parties may infringe or misappropriate our patents or other proprietary intellectual property rights such as copyrights and trademarks. When we become aware of such infringement, we may take action including bringing legal action against such parties. Conversely, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. For example, in January 2007 lawsuits were filed in U.S. federal district court by Accolade Systems LLC against a number of companies, including us, alleging that the defendants’ services infringe one of plaintiff’s patents. In addition, we may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where case facts and other conditions warrant, consider settlement options.

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

Employees

As of December 31, 2006, we had 2,189 full-time employees, including 835 in research and development, 691 in sales, customer care and marketing, 377 in operations, and 286 in general and administrative. As of December 31, 2006, 1,188 of our employees were based outside the United States, including 813 in China as part of our WebEx China subsidiary and 275 in India as part of our WebEx India subsidiary. None of our employees is covered by collective bargaining agreements. We believe our relations with our employees are good.

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

We use two primary pricing models to price our services: a committed-subscription pricing model and a usage-based pricing model. Although our subscription model is dominant, each pricing model is responsible for a significant percentage of our total revenue. Because the usage-based portion of our revenue varies depending on customer usage, it is more difficult to predict than our subscription-based pricing and therefore our revenue may fluctuate unpredictably from publicly-announced targets, which in turn could cause our stock price to fluctuate unpredictably.

Our dominant pricing model has been a committed-subscription pricing model. We offer several forms of committed-subscription pricing:

–

“Flat rate” pricing, in which the customer selects a specific number of pre-identified hosts—called “named hosts”—authorized to start a meeting, and based upon the number of named hosts selected the customer pays a set price per month regardless of usage. A majority of our committed-subscription customers purchase our services in this manner;

–	“Concurrent-user” or “per port” pricing, which enables a customer to have a set number of users connected to WebEx meetings at any one time; and

–

“Minimum minutes” pricing, in which the customer commits to pay for a certain number of “people minutes” of usage during a specified time period. We calculate people minutes by multiplying the number of meeting participants by the number of minutes transpired in the meeting.

We refer to the revenue associated with our various committed-subscription arrangements as committed revenue.

Currently, our most popular flat-rate offering is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. We also offer a full-deployment offering in which all employees within a company can utilize WebEx meeting services for a flat monthly rate. We offer two flat-rate offerings targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a simple web conferencing service offered on a monthly basis. The second flat-rate offering is our WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans.

In addition to our committed subscription offerings, there are several situations in which customers are charged based on volume of use, or what we call usage-based or uncommitted pricing. These include certain reseller arrangements, customer overage fees for usage above the subscribed-to amount of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web collaboration session. Finally, we have per-minute web collaboration services available through our website and payable by credit card. The revenue derived from this usage-based pricing model, measured as of the end of any month, is what we refer to as uncommitted revenue.

For the quarter ended December 31, 2006, usage-based and other non-subscription revenue was approximately 26% of our total revenue. We include in our usage-based revenue category, in addition to the various types of per-minute revenue identified in the preceding paragraph, certain non-recurring revenue items. Examples of such non-recurring revenue items are the fees we charge our customers for consulting or other forms of professional services (PSO) work, an example of which is the fee we charge to help a customer produce an online event. Our various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict.

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

Factors outside our control include:

–	the emerging nature of the market for, and the growth rate of, the market for web collaboration software and services generally and particularly for on-demand web collaboration services;

–	market acceptance of our services;

–	our resellers’ degree of success in distributing our services to end-users;

–	the announcement, introduction and market acceptance of new or enhanced services or products by our competitors;

–	changes in offerings, sourcing or pricing policies of our competitors and our distributors; and

–	a trend toward lower average per-minute prices in the telecommunications sector generally.

Factors within our control include:

–	our ability to develop, enhance and maintain our web communications network in a timely manner;

–	the mix of web collaboration services we offer, and our introduction of asynchronous web collaboration services;

–	our ability to attract and retain customers;

–	as to our new WebEx Connect offering, the ability to attract and contract with third-party on-demand software providers;

–	the amount and timing of operating costs and capital expenditures relating to expansion of our business and network infrastructure; and

–	changes in our pricing policies.

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

We expect to continue to spend substantial financial and other resources on developing and introducing new services, on expanding our sales and marketing organization, on enhancing our network infrastructure and on upgrading leased facilities in the U.S. and in China, India and Europe. An example of a substantial financial commitment we have made is our ten-year lease for space in a Santa Clara, California building which became our corporate headquarters in January 2005. We base our expansion plans and expense levels in part on our expectations of future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to reduce, proportionately, our operating expenses for that quarter, in which case our operating results for that quarter would suffer. And because our fixed expenses have increased appreciably due to our expectations relating to future revenue levels, if our revenue is sufficiently below expectation in one or more quarters, we may be unable to effect proportionate reductions in our operating expenses in a timely manner and, therefore, our operating results could suffer.

Most of our customers do not have long-term obligations to purchase our services; therefore, our revenue and operating results could decline if our customers do not continue to use our services.

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our monthly average lost subscription MRR, an internal measurement tool we use to evaluate subscription-based revenues that we have lost was 1.6% for the quarter ended December 31, 2006. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers. A customer may also change types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower. The reasons why customers have canceled use of our services have included the following: the pricing of our service offerings, the failure of a customer’s employees to learn about and use our services, the failure of the services to meet a customer’s expectations or requirements, financial difficulties experienced by a customer, and a customer’s decision to use services or products offered by a competitor. As a result of customer cancellations or reductions in purchases of our services, we may need to invest additional amounts in sales and marketing in order to compensate for increases in net customer losses, or we may need to invest in the development or acquisition of new offerings in an attempt to increase customer retention. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers, and the additional expense associated with acquiring new customers or developing or acquiring new products, could harm our business and operating results.

Our business and operating results may suffer if we fail to establish reseller relationships, if our resellers experience financial hardships, do not successfully market and sell our services, or devote greater efforts to the products and services of competitors, or if we fail to maintain significant participation in the telecommunications provider distribution channel.

As of December 31, 2006, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during the fourth quarter of 2006 accounted for 16% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these resellers are per minute or usage-based payments. We must continue to establish and extend these distribution relationships. Establishing these distribution relationships can take as long as several months or more. Our resellers are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our resellers currently do so. Such resellers (i) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the reseller’s customers to switch from our services to those of our competitors, or (ii) may be persuaded by a competitor of ours to sever the reseller’s distribution arrangement with us and possibly also become the exclusive reseller of that competitor. Our resellers could also devote greater resources to the development and deployment of their own web collaboration service offerings, which may be or become competitive with ours.

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

A small number of reseller accounts was responsible for most of the 16% of our total revenue during the fourth quarter of 2006 that was attributable to resellers, and if any of these resellers were to discontinue or significantly curtail a reseller arrangement with us, our operating results would be negatively affected.

Of the 16% of our total fourth quarter revenue that was attributable to resellers, a large majority came from five resellers. Each of these five resellers operates in the telecommunications-provider reseller channel. If one or more of these resellers were to significantly reduce the scope of or discontinue a reseller arrangement with us, our business and operating results would suffer.

Our total revenue may suffer if we are unable to manage our distribution relationships successfully to prevent the undercutting of our direct sales efforts.

We sell our services directly to customers and also indirectly through our resellers which buy and resell our services. We enter into distribution relationships so that we can obtain additional customers through third parties that we could not obtain through our direct sales efforts. Under our agreements with our resellers, we sell our services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user. In such cases, we contract directly with the reseller, and revenue is recognized on amounts charged to the reseller. We also have another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, we include the revenue received by us within the broad category of revenue received from services sold directly to customers, and we record the amount paid to the referral agent as sales and marketing expense. In either the reseller or referral agent case, the profit per sale received by us when a sale is generated by a third party is not as great as it would have been had the sale been made by us directly, for the same volume of WebEx services. To the extent that sales of our services generated by our resellers or referral agents are sales that, absent the existence of the distribution arrangement, would be made by our direct sales force, our profit per sale may decrease. Additionally, to the extent our existing customers discontinue direct agreements with us in order to purchase our services from our resellers or through our referral agents, our profit per sale may decrease.

We expect to depend on sales of our standalone WebEx Meeting Center service for a significant percentage of our revenue for the foreseeable future.

Our standalone WebEx Meeting Center service, our first on-demand web collaboration service offering launched several years ago accounted for approximately 30% of our revenue for the quarter ended December 31, 2006. We have developed and are selling other services, such as (i) our Enterprise Edition service consisting of a composite of our Meeting Center, Event Center, Training Center, Sales Center and Support Center services, each of which services may also be purchased separately, (ii) our audio conferencing service called WebEx Audio; (iii) our asynchronous offering called WebOffice, (iv) our MeetMeNow service, and (v) our PCNow service. Although the number of web collaboration services we offer other than our standalone Meeting Center offering continues to increase, we still depend on Meeting Center for a large percentage of our revenue. Our operating results will suffer if sales of our standalone Meeting Center service decline or do not increase.

We have modified our business strategy from a focus on web meetings to a more diverse product line of web collaboration services, and if our investments in these new markets are not well targeted or well executed, if overall market growth in these new segments is less than anticipated or if we are unable to compete successfully in these new market segments, our operating results could suffer.

Our business strategy has expanded from a focus on real-time web meetings and closely-related applications to an emphasis on a more diverse product line of web collaboration services, including the asynchronous collaborative service offerings we now offer as a result of our acquisition of Intranets. We are also expanding service offerings such as remote access, instant messaging and audio conferencing. In addition, we are developing a new platform, called WebEx Connect, which is designed to provide customers with (i) access to an online marketplace offering a variety of third party on-demand software applications, (ii) software called middleware, which enables interoperability among on-demand and on-premise applications, and (iii) a portal called Connect Workspace through which a customer may access WebEx Connect applications.

This product diversification strategy includes a greater emphasis on selling services provided by, or obtained through acquisition of, third parties rather than our historical practice of selling services developed solely by us. Because the markets for certain of these web collaboration services, such as the asynchronous web collaboration services market and the market for interoperable on-demand applications to be addressed by our WebEx Connect offering, are just emerging, it is uncertain how successful WebEx will be in these markets. We are also uncertain how much investment in sales, marketing, product development and infrastructure will be necessary to compete successfully in these markets, since we are a relatively new participant in these markets. If our investments in these new markets do not produce or exceed our expected return, our financial results will suffer. Also, to the extent we expand our service offerings to include those offerings, such as audio conferencing, which currently or may in the future have lower profit margins than our traditional web collaboration service offerings, our operating and profit margins may decline.

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

Our business strategy requires that our services be able to accommodate large numbers of sessions and users at any one time. Our data network monitoring system measures the capacity of our data network by bandwidth use. The goal of our data network capacity planning is to have our average daily peak usage be less than 50% of our data network capacity. We use this capacity planning standard as it is our best effort to simultaneously balance two important business objectives: (i) having enough excess capacity to avoid service interruptions or other service quality problems on our service delivery network on days when network usage is unusually heavy, and (ii) not wasting resources on unnecessary excess network capacity.

From time to time daily peak usage has exceeded 50% of our data network capacity. However, by monitoring and managing our data network resources we have been able to meet our internal goal of maintaining average daily peak usage at less than 50% of our data network capacity. Whenever average daily peak usage increases to a point approaching or exceeding 50% of our data network capacity, we add capacity so that we continue to meet our internal target of having average daily peak usage be less than 50% of our data network capacity. During the quarter ended December 31, 2006, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity.

In addition to our data network, we also maintain an integrated telephony network for which capacity planning and service-level monitoring is necessary. During the quarter ended December 31, 2006, the average of our daily peak usages, as a percentage of our telephony network capacity, was less than 50% of total capacity. From time to time, as with our data network, daily peak usage has exceeded 50% of our telephony network capacity.

Meeting our goal of having average daily peak usage be less than 50% of capacity depends on our continuing ability to add both data network and telephony network capacity whenever we so desire. Securing such additional network capacity has not been a problem for us to date, due to the abundance of supply available for purchase. However, there can be no assurance that such supply of data network and telephony network capacity will always be available or available at reasonable prices.

The trend in recent quarters has been that customer usage levels on our network have been growing at a rate faster than revenue growth. These increases in network usage require us to more actively and accurately monitor not only our capacity but also the operational health of the basic computer-related hardware such as servers, personal computers and data storage equipment upon which the continuous functioning of our network depends. Our network monitoring systems are capable of detecting equipment failure within the network, and we have redundant—sometimes also called fail-over—infrastructure in place to keep our network functioning in the event a hardware failure occurs within the network. Despite these safeguards, it is possible that we could suffer a temporary network service outage due to the quantity or critical nature of the particular disabled items of infrastructure, or due to human operator error in dealing with a particular hardware failure or even a hardware maintenance activity. From time to time, as with capacity usage on our data and telephony networks, network device usage as a percentage of capacity has exceeded 50%.

If we fail to invest adequately, or act quickly enough, to increase the capacity and quality of our data and telephony networks consistent with the growth in usage of each, if there are supply constraints with respect to the acquisition of additional data network or telephony capacity, or if we improperly monitor or mishandle the hardware equipment components of our networks, the performance of these networks could be adversely impacted. In addition, we may encounter performance or other service-quality problems when making upgrades and modifications to either or both of these networks, including upgrades to our network hardware. If our services do not perform adequately because of capacity-related or other quality-related problems with either or both of our data and telephony networks or with certain hardware components of our networks, we may lose customers and be unable to attract new customers and our operating results would be harmed.

We operate subsidiaries in China and India, which exposes us to economic and political risks specific to conducting offshore operations in those countries.

We continue to rely on our Asian subsidiaries, WebEx China and WebEx India, for the performance of a variety of activities that are important to our business, including research and development, sales-support and customer-support activities. In the case of WebEx China, such activities include quality assurance testing and software development and provisioning of customer websites. We are now selling our services to the mainland China market. In the case of WebEx India, the activities include online demonstrations of our services to potential customers, other sales support activities such as customer prospect, or lead, development, and certain information technology (IT) support activities.

In each country, we face foreign exchange risk in that we have significant payment obligations that must be made in local currencies including employee salaries and lease payments, which currently and for the foreseeable future are currently not offset by sufficient revenue in such currencies, particularly in China. If the local currency in either country appreciates relative to the U.S. dollar, the cost of such country’s operations, as reflected in our financial statements, would increase. Also, political and economic tensions between the United States and either country could harm our ability to conduct operations in such country, which could increase our operating costs and harm our business and operations.

Our reliance on WebEx China exposes us to a variety of economic and political risks including, but not limited to, technology-development restrictions, potentially costly and pro-employee labor laws and regulations governing our employees in China, travel restrictions and difficulties enforcing our intellectual property rights in China. In addition, we face risks related to possible Chinese government requirements or activities affecting customers of WebEx located in China. The Chinese government may require, as a condition of doing business in China, that WebEx provide information related to users of our services located in China or may otherwise seek to obtain information related to users of our services in China. Although we are not currently aware of any such activity or requirement, if such activities or requirements were to occur, this could harm our reputation, cause us to lose customers in China and could deter potential future customers in China from signing up for our services which would damage our operating results.

Finally, we could be harmed by any disruption in the intercontinental Internet infrastructure, such as damage to undersea cables under the Pacific Ocean as recently occurred. In such a circumstance, not only would customer use of our web collaboration services possibly be disrupted, the various IT, research and development, sales and customer support activities conducted online by our WebEx China and WebEx India employees and contractors possibly would be disrupted as well.

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

–	staffing and managing international operations including multiple non-U.S. subsidiary structures;

–	handling the various accounting, tax and legal complexities arising from our international operations;

–	properly designing, testing and maintaining internal controls over financial reporting in our non-U.S. subsidiaries, as required under the Sarbanes-Oxley Act of 2002 and related laws and regulations;

–	understanding cultural differences affecting non-U.S. employee relations or sales transactions; and

–	addressing political, economic or social instabilities that may arise from time to time in a specific non-U.S. country or region.

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

In addition to possible flaws within, or failure of, our network hardware components, the software underlying our services could also contain defects or fail to function properly. Complex software, such as the software underlying our services, often contains defects. We may be forced to delay commercial release of new services or new versions of existing services until problems are corrected and, in some cases, we may need to implement enhancements to correct defects or bugs that we do not detect until after deployment of our services. If we do detect a defect or bug in our software before we introduce new versions of our services, we might have to limit our services for an extended period of time while we resolve the problem. In addition, problems with the software underlying our services could result in:

–	damage to our reputation;

–	damage to our efforts to build brand awareness;

–	loss of customers, or loss of or delay in revenue;

–	delays in or loss of market acceptance of our services; and

–	unexpected expenses and diversion of resources to remedy errors.

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

Our success also depends on our ability to modify our services and underlying technology as new versions of on-demand applications are introduced, and to manage our MediaTone platform such that it is able to handle the increasing scale and diversity of on-demand collaboration services furnished to customers. In particular, our MediaTone Network must successfully accommodate our new WebEx Connect platform and its various customer-facing features including a user interface, tools the customer can use to build software application interoperability and a marketplace where customers can obtain third-party applications. We could suffer damage to our reputation if third-party web applications purchased by customers from our WebEx Connect on-demand software marketplace suffer from bugs or other service interruptions, regardless of whether such third-party applications are hosted either by WebEx as part of WebEx’s MediaTone Network or at a third party’s facility. If we fail to maintain the capacity and quality of our MediaTone Network across a wide variety of user computer platforms, or fail in our efforts to utilize the MediaTone Network to support new web collaboration services including those to be provided through our new WebEx Connect platform, our business will suffer.

We rely on third parties for technologies we use in conducting our business, and in certain cases we rely on third parties to provide us with products we include in our set of commercial offerings. If we cannot continue to license these third-party technologies or products in a timely manner and on commercially reasonable terms, our business could suffer.

We intend to continue to license technologies from third parties, which are integrated into our services and which constitute new web collaboration services. For example, we license database, operating system, server and enterprise marketing automation software, application server, monitoring and management software, billing software, font-rendering technology, voice-over-Internet protocol (VOIP) technology, and credit card payment processing services. We also license proprietary software tools, within a category of software called middleware, that will be a component of our new WebEx Connect platform. As our sales volume, together with the scale and variety of our collaborative service offerings, grows larger, managing these third-party relationships and integrating the licensed technologies into our services, into our service delivery infrastructure and into our sales and marketing operations has become more important to the health of our business. If we are unable to meet the challenges associated with these more numerous and complex relationships with third-party providers, our business could suffer. Also, we are now relying on third parties to supply us with certain of our web collaboration services themselves, such as the System Management service that is one of the offerings within the Support Center family of services. These product-related third-party technologies, and any that we may utilize in the future, may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology or licensed product into our MediaTone service delivery platform. This in turn could increase our costs and harm our business and operating results.

If we fail to adequately manage the infrastructure and operational requirements of our business as it grows, both within the U.S. and internationally, our business could suffer.

Our business continues to grow. We continue to increase our total number of employees, and we continue to increase our usage of facilities and infrastructure. We expect that this growth will continue to place a significant strain on our resources and cause us, from time to time, to face risks associated with upgrading, moving or otherwise changing our facilities and infrastructure.

We expect to continue to increase our personnel during 2007. Our expansion in personnel, facilities and infrastructure has presented, and will continue to present, management and operational resource challenges. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, we are exploring the option of transitioning another of our network operations centers from a Denver, Colorado facility to an alternative facility, although we have not yet identified the location of such alternative facility.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during 2007. Demand for skilled engineering and other technical personnel continues to be high among companies in the technology sector of the U.S. economy and particularly in the Silicon Valley, and because of this we could encounter increasing difficulty hiring and retaining qualified personnel. We could encounter the same difficulty in other countries and regions where we operate and where the demand for skilled technology workers is growing quite rapidly, such as in China and India where we have experienced a significant degree of salary pressure and turnover in our workforce. In addition, our current financial plans depend upon substantially increasing our sales force in the coming year. If we encounter difficulty hiring, integrating and retaining a sufficient number of qualified personnel in the future, the quality of our web collaboration services and our ability to develop new services, obtain new customers, achieve revenue growth goals and provide a high level of customer service could all suffer, and consequently the health of our overall business could suffer. If in our hiring we hire employees from our competitors, we face a risk that a competitor may claim that we have engaged in unfair hiring practices, which could cause us to incur costs in defending ourselves against such claims, regardless of their merits. Also, our competitors appear to value certain specialized skills possessed by certain of our technical and sales employees, having hired or attempted to hire such individuals in recent quarters. If the rate at which such employees are hired away increases appreciably, our business and operations could be harmed.

Interruption or malfunction of our internal business processing systems, including our comprehensive database system, or problems relating to our use of a third party service to assist us with certain billing tasks, could result in customer invoicing delays and other disruptions to our revenue-related financial accounting processes.

Our business, which includes thousands of subscription customers and a large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. We currently are utilizing an internally-developed, in part, proprietary business processing system to capture and record customer usage of our various services. Because we have to rely on our own know-how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) delays in generating, or inability to generate, customer invoices, (ii) difficulty, or inability, to track the customer usage data needed to generate invoices, (iii) our having to deploy additional resources internally to troubleshoot these invoice and data collection problems and to complete the processing of sales transactions, and (iv) our having to issue credits to customers due to discrepancies or disagreements with particular invoices.

During the first quarter of 2006 we completed the installation of a key upgrade to the application we use for financial reporting, human resource management and other enterprise resource planning functions. During the remainder of 2006 we installed, and in 2007 we plan to continue to install, upgrades to other portions of the application. In addition, we are utilizing a third party billing service to assist us in the preparation and transmission of invoices to customers. Also, in connection with our WebEx Connect offering of on-demand applications developed by third parties, we intend to provide the billing services, which will introduce a greater load on and increased complexity to our billing systems. Any material interruption or malfunction associated with the installation of these upgrades, the functioning of our third party billing service arrangement, or the addition of the WebEx Connect offering to our billing process could result in billing, collection, credit-issuance and other revenue-related financial accounting problems. Such interruptions or malfunctions, were they to become persistent or large-scale, could harm our customer relationships. In addition, such interruptions or malfunctions could interfere with the accuracy of our financial reporting and could disrupt related internal control compliance activities, which could result in our violating legal requirements applicable to public companies. Any such result could harm our business and stock price.

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

We rely on patents to protect our software and technology, and such patents, when and if obtained, may be insufficient to protect such intellectual property assets.

We strive to protect our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 29 issued patents. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 75 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

–	third parties may infringe or misappropriate our trademarks and may also infringe our copyrights and similar proprietary rights;

–

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

We may be subject to legal proceedings and claims, including claims of alleged infringement of the copyrights, trademarks and patents of third parties. Our services may infringe issued patents. The holders of such patents could initiate infringement claims against us. Also, in response to an infringement action brought by us, the defendant in such action could file counterclaims against us in the same proceeding or file a separate action against us in a different court. For example, in January 2007 lawsuits were filed in U.S. federal district court by Accolade Systems LLC against a number of companies, including us, alleging that the defendants’ services infringe one of plaintiff’s patents. Future intellectual property dispute proceedings such as the Accolade Systems action can be expensive, time-consuming and may divert management attention and engineering resources from their other responsibilities.

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

We may acquire or invest in complementary businesses, technologies or services. For example, in September 2005 we acquired Intranets, a company which provides web-based collaborative application services primarily to small businesses. We have changed the name of this subsidiary to WebExOne, Inc., and the various collaboration services are now marketed and sold under the brand name WebEx WebOffice. Operating and integrating newly-acquired businesses, employees, technologies or services may be expensive and time-consuming. We may be unable to operate any acquired businesses profitably, successfully integrate the employees, technology, products or services of any acquired businesses into our existing business, or achieve post-integration financial targets established for specific acquisitions. To illustrate, we could fail to successfully manage the newly-acquired WebExOne portion of our business, including such key areas as WebExOne sales activity, WebExOne employee motivation and retention including key WebExOne executives, and the WebExOne service delivery infrastructure. Also, we face possible future integration-related risks such as those associated with transferring the WebExOne billing and service delivery infrastructure from its current platform to our proprietary MediaTone platform. Expenses associated with, and diverted WebEx employee time and energy required in connection with, the integration of a newly-acquired business such as WebExOne could further harm our operating results. More generally, if we are unable to operate and integrate any newly-acquired entities or technologies effectively, including those related to our acquisition of the former Intranets entity now renamed WebExOne, our operating results could suffer. Future acquisitions by us, or deterioration of the businesses we have acquired, could also result in large and immediate write-downs, any of which would harm our financial performance.

We must compete successfully in the web collaboration services market.

The market for collaboration software and services is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services from vendors such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys S.A., IBM, Microsoft, Netviewer, NTR Global, Oracle, and Saba.

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

Competition from Microsoft in the collaboration software and services markets may adversely affect us. Microsoft has a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft also has an offering called Office Live, which consists of a set of Internet-based software services. In January 2007, Microsoft began selling its new Windows Vista operating system, which includes a real-time web meeting feature, for up to ten persons, and related collaboration functionalities such as document sharing. Microsoft has also announced plans to offer web collaboration functionality in its Office Communications Server product scheduled for release later in 2007. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as WebEx, to compete.

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

The market for web collaboration services is relatively new and rapidly evolving. Growth in market demand for collaboration services over the Web is uncertain. If the market for web collaboration services does not continue to grow, our business and operating results will be harmed. Factors that might influence broad market acceptance of our services include the following, all of which are beyond our control:

–	willingness of businesses and end-users to use web collaboration services;

–	the continued growth and viability of the Web as an instrument of commerce;

–	the willingness of our resellers to integrate web collaboration services in their service offerings; and

–	the ongoing level of security and reliability for conducting business over the Web.

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

We have not generally collected sales tax from customers in the United States, and we believe that the services we provide are generally exempt from sales tax. From time to time, states have initiated, and may initiate in the future, audits or inquiries with respect to sales, use or income taxes. For example, during the third quarter of 2006, we reached resolution of sales tax audits with two states, one verbal and one written, in which the states concluded that our services are exempt from sales tax. Despite the results of these particular audits, federal or state tax authorities could still assert that we are obligated to collect such taxes from our customers and remit those taxes to those authorities. The collection and remittance of such taxes could increase the cost of our services and harm our operating results. In addition, such authorities may seek to collect sales taxes for sales of services by us that occurred in the past. If such a claim were to be asserted against us and if we were unable to collect such taxes from our customers, we may be required to pay such back taxes and any associated interest and penalties, which would increase our costs and harm our operating results.

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

The Financial Accounting Standards Board (FASB) has adopted final rules which change the way companies account for equity compensation in their financial statements. This accounting rule change requires companies to report as a compensation expense equity compensation provided to employees, including stock options, purchases of stock at a discount pursuant to an employee stock purchase plan, and other forms of equity compensation. The adoption of SFAS 123R has had, and could continue to have, a negative effect on our reported net income, due to our use of stock options and our current practice of awarding other forms of equity compensation, such as restricted stock units and employee stock purchase plan awards. The adoption of SFAS 123R also has negatively affected our reported amounts for pre-tax expense, tax rate, cash flow from operations and diluted shares outstanding.

The new FASB rule has added, and we believe will continue to add, complexity and uncertainty to our management of employee compensation practices, and for the foreseeable future will continue to demand a significant amount of management attention. On the one hand, if our policy of reduced equity compensation, or our plan to switch to alternative forms of equity compensation, are believed to be uncompetitive by our employees, either (i) we may be forced to increase cash compensation to make up for such reduced and modified stock-based compensation opportunities, which would increase our expenses, or (ii) we risk losing, or being unable to recruit, key personnel which would hurt our business. In particular, the equity compensation packages offered by private companies—that is, companies whose securities are not publicly traded—could look appreciably more attractive to current or potential employees if we reduce our equity compensation packages too much. On the other hand, if in an effort to retain competitive compensation, we fail to reduce our equity compensation expense sufficiently our results of operations may be further negatively affected.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks and increased expense from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ended December 31, 2006, and we have an ongoing program to perform the system and process evaluation and testing supporting our legal obligation to comply with these requirements. Our business continues to expand in size and complexity, and accordingly in 2007 we expect to incur increased expense, relative to our expenditures in 2006, and to devote additional management resources to comply with Section 404. Any additional acquisitions we may pursue and complete will increase our Section 404-related expenses, compliance activities and resource allocation. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy such ineffective internal controls.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2006 and February 20, 2007, our stock price has traded as high as $48.04 on February 14, 2007, and as low as $21.10 on January 3, 2006. Our stock price could fluctuate significantly due to a number of factors, including:

–	variations in our actual or anticipated operating results;

–	sales of substantial amounts of our stock;

–	announcements by or about us or our competitors, including technological innovation, new products, services or acquisitions;

–	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

–	conditions in the Internet industry;

–	changes in laws, regulations, rules or standards by governments, regulatory bodies, exchanges or standards bodies; and

–	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq Global Select Market and the market for Internet technology companies in particular, continue to experience significant price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we were to be the object of securities class action litigation, we could face substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 1B.    Unresolved Staff Comments

None.

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

We also lease facilities in various U.S. cities and in several non-U.S. countries for sales-related activities and, in some cases, to house equipment used in the operation of our MediaTone network. In China, we lease facilities located in five Chinese cities where we conduct quality assurance, software development and other activities. We also lease facilities in Bangalore, India and in Amsterdam, the Netherlands, where the vast majority of our India-based and Europe-based employees, respectively, are based. The lease expiration dates of all of our real estate leases, excluding our headquarters lease, range from March 2007 to February 2011. While we believe that these offices are adequate to meet our current requirements, it may be necessary for us to lease additional facilities over the next 12 months.

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

On January 30, 2007, lawsuits were filed in the United States District Court for the Southern District of Texas by Accolade Systems LLC against a number of companies, including us, alleging that the defendants’ services infringe one of the plaintiff’s patents. The plaintiff Accolade Systems seeks damages and injunctive relief. We believe that the claims being asserted in the lawsuit are without merit and that we have meritorious defenses against such claims. Accordingly, we intend to vigorously defend ourselves against these claims.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant

Our executive officers and their ages as of February 20, 2007, are:

Name	Age	Position
Subrah S. Iyar	49	Chief Executive Officer, President and Chairman of the Board
Michael Everett	57	Chief Financial Officer
Kelly Steckelberg	39	Vice President, Finance and Principal Accounting Officer
David Farrington	50	Vice President, General Counsel and Secretary
David Berman	35	Vice President, Worldwide Sales & Services
Rick Faulk	57	Chief Marketing Officer
Gary Griffiths	56	Vice President, Products

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

Kelly Steckelberg has served as Vice President, Finance and Principal Accounting Officer of WebEx since May 2006. From 2000 through October 2005, Ms. Steckelberg held executive positions with E.piphany, Inc., a provider of customer relationship management software. From 2001 to October 2005, Ms. Steckelberg served as E.piphany’s Senior Vice President, Worldwide Finance, and from 2000 to 2001 Ms. Steckelberg served as Vice President, Finance and Operations. Prior to her tenure at E.piphany, Ms. Steckelberg held a variety of finance positions at PeopleSoft, Inc., a provider of enterprise software applications. Ms. Steckelberg’s positions at PeopleSoft included Director, European Finance (1998-2000), Manager, European Finance (1996-1998) and Tax Manager (1995-1996). Ms. Steckelberg holds a B.S. in Accounting and an M.S. in Professional Accounting, each from the University of Texas at Austin.

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

David Berman has served as Vice President, WebEx Worldwide Sales & Services since February 2006. From October 2003 to February 2006, Mr. Berman served as WebEx Vice President of Worldwide Corporate Sales, and from May 2002 to October 2003 Mr. Berman served as WebEx Vice President of Corporate Sales. From June 1999 to May 2002, Mr. Berman served as a director of sales in the WebEx sales organization. Mr. Berman holds a bachelors degree in Business Administration from the University of San Diego.

Rick Faulk has served as Chief Marketing Officer since February 2006 and was President of WebExOne from September 2005 through February 2006. From 1997 to September 2005, Mr. Faulk served as President and Chief Executive Officer of Intranets.com, Inc., a developer of web collaboration services that was acquired by WebEx in September 2005. From 1994 to 1997, Mr. Faulk served as Vice President, Corporate Marketing, of PictureTel Corporation, an audio and visual-collaboration and streaming video solutions company acquired by Polycom, Inc. in 2001. From 1992 to 1994, Mr. Faulk served as Vice President, Worldwide Sales and Marketing, of Shiva Corporation, a remote access technology company acquired by Intel in 1998. From 1989 to 1992, Mr. Faulk held the following marketing management positions at Lotus Development Corporation, a software development company acquired by IBM in 1995: Director Channel Marketing (1988-89) and Vice President Corporate Marketing (1989-1992). Mr. Faulk holds a B.S. in Business Administration from Bowling Green University.

Gary Griffiths has served as Vice President, Products at WebEx since February 2006. From June 1999 through July 2005, Mr. Griffiths served as the chief executive officer of Everdream, a privately-held company founded by Mr. Griffiths and which is a provider of on-demand software desktop management services. Mr. Griffith also co-founded, and from January 1996 through March 1999 served as chief executive officer of, SegaSoft Networks, a privately-held Internet gaming company sold to Sega Enterprises Ltd. (Japan) in 1999. From 1979 to 1995, Mr. Griffiths held a variety of management positions at IBM, an information technology company. Mr. Griffiths serves as a director of Rackable Systems, a provider of server and storage products for large data center deployments. Mr. Griffiths holds a B.S. in Aerospace Engineering from the United States Naval Academy and an M.S. in Business Administration from the George Washington University.

No executive officer of WebEx is employed for any specific term or duration of office.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market of Common Stock

Our common stock trades publicly on the Nasdaq Global Select Market under the symbol “WEBX”. The following table sets forth for the periods indicated the highest and lowest sale price of our common stock during each quarter:

2006	High	Low
First Quarter	$34.17	$21.10
Second Quarter	$37.00	$28.35
Third Quarter	$40.62	$30.19
Fourth Quarter	$40.14	$34.23

2005	High	Low
First Quarter	$24.11	$19.51
Second Quarter	$27.73	$19.20
Third Quarter	$29.96	$24.12
Fourth Quarter	$28.20	$20.84

Holders of Record

As of February 20, 2007, there were approximately 57 holders of record (not including beneficial holders of stock held in street name) of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is included under Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

Our Board of Directors on July 31, 2006 approved a repurchase program authorizing the repurchase of, at the discretion of WebEx management, up to $40,000,000 of the Company’s common stock through December 31, 2007. During the quarter ended December 31, 2006, we did not make any repurchases under this repurchase program, nor did we make any other repurchases of our equity securities.

Beginning in the second quarter of 2006, we began issuing, pursuant to our 2000 Stock Incentive Plan, restricted stock units (RSUs) to certain of our employees. These RSUs have a “net-share” settlement feature in which we deduct, from the total number of shares of common stock released to the RSU award recipient on each vesting date, that number of shares with a cash value on such vesting date equivalent to the employee’s minimum withholding obligation for applicable income and other statutory taxes. The cash value of the shares deducted is based on our closing stock price on the date of the vesting event. We then remit the cash to the appropriate taxing authorities. The total number of shares of common stock deducted by us during 2006 was 863 shares. Total payments for the employees’ tax obligations to the taxing authorities were approximately $33,000. These net-share settlements had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of each RSU vesting event and did not represent an expense to us.

Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock with the Nasdaq Composite Index and a peer group chosen by the Company (the “Peer Group”), assuming an investment of $100 in each on July 28, 2000 (the date of the Company’s initial public offering). No cash dividends have been declared or paid on the Company’s Common Stock. The Company’s Common Stock has been traded on the Nasdaq Global Select Market from July 28, 2000. The Peer Group is comprised of the NASDAQ-100 Index Tracking Stock (NASDAQ: QQQQ). The daily QQQQ share price corresponds to the stock market performance of the NASDAQ’s largest 100 non-financial companies, of which the largest computer, software and telecommunications stocks listed on NASDAQ, measured by market capitalization, comprise a high percentage. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	July 28, 2000	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
WebEx	$100	$149.29	$177.14	$107.14	$143.86	$169.86	$154.50	$249.21
Peer Group WebEx	100	67.20	44.79	28.05	41.97	45.95	46.52	49.68
NASDAQ Composite	100	67.43	53.24	36.45	54.68	59.38	60.20	65.93

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

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net revenues	$380,012	$308,422	$249,133	$189,341	$139,861
Cost of revenues (1)	67,945	53,893	41,854	31,798	25,064

Gross profit	312,067	254,529	207,279	157,543	114,797
Operating expenses:
Sales and marketing (1)	141,787	102,707	84,235	74,948	59,159
Research and development (1)	53,799	45,713	34,394	25,014	23,316
General and administrative (1)	37,753	26,184	19,189	14,480	15,752

Total operating expenses	233,339	174,604	137,818	114,442	98,227

Operating income	78,728	79,925	69,461	43,101	16,570
Interest and other income, net	9,360	6,613	308	1,074	339

Income before income taxes	88,088	86,538	69,769	44,175	16,909
Provision for income taxes (benefit)	39,514	33,536	21,889	(15,627)	514

Net income	$48,574	$53,002	$47,880	$59,802	$16,395

Net income per share:
Basic	$1.01	$1.16	$1.09	$1.44	$0.41
Diluted	$0.97	$1.11	$1.03	$1.37	$0.39
Weighted average shares used to compute net income per share:
Basic	48,009	45,819	43,817	41,554	39,687
Diluted	50,055	47,775	46,451	43,619	42,353

(1)    Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Prior to the adoption of SFAS 123R, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Costs and expenses include the following stock-based compensation:

Stock-based compensation :
Cost of revenues	$2,863	$—	$—	$—	$—
Sales and marketing	9,592	—	43	699	1,133
Research and development	5,906	—	52	245	528
General and administrative	5,795	13	476	905	1,305

	$24,156	$13	$571	$1,849	$2,966

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$345,152	$197,211	$185,138	$134,635	$68,952
Working capital	370,226	216,353	191,071	138,405	65,819
Total assets	516,257	362,777	285,793	201,496	114,324
Accumulated earnings (deficit)	100,533	51,959	(1,043)	(48,923)	(108,725)
Stockholders’ equity	460,226	312,029	247,062	165,894	88,120

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our business focus including our new WebEx Connect offering, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, statements about the features and benefits of our new WebEx Connect product offering, our internal and external investments related to WebEx Connect, benefits of using third-party software and hardware, sources of revenue, expected expenses including those related to sales and marketing, research and development and general and administrative, our use of net operating loss carryforwards, our beliefs regarding the health and growth of the market for our web collaboration services and reasons for growth, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, our investments and potential interest rate exposure, fluctuations in our operating results, volatility of our stock price, our tax liability exposure, our intent to license technologies from third parties that are integrated into our services, our plans to increase headcount, relocate certain operations and the related costs, our plans to upgrade and expand our applications, our reliance on our China and India subsidiaries, statements regarding our internal controls and disclosure controls and procedures, the effect of recent accounting pronouncements and accounting rules, and our legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and/or services, demand for our products and services, the degree and rate of commercial success achieved by our WebEx Connect product offering, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Included in our service offerings is a set of asynchronous collaboration services, such as our current WebOffice offering, which contains both asynchronous and real-time collaboration capabilities. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums, contact directories and e-mail. Also, our service offerings have expanded beyond web applications that are developed by us and accessed over our service delivery network. For example, we have developed a web collaboration service offering—the instant messaging service called AIM Pro Business Edition—that is accessed by and delivered to users through the network of internet service provider AOL, Inc. Our current business focus is to continue to enhance and market our existing web collaboration services and to develop and deploy new web collaboration services.

A new business focus of ours is the development of a platform designed to increase the breadth and effectiveness of a customer’s use of on-demand software applications generally. This platform, called WebEx Connect, was announced by us in September 2006 and is being developed in part with technology provided from our partner Cordys. WebEx Connect has been designed to address several software-usage challenges that businesses face. The key features that WebEx Connect offers, and each such feature’s current state of development and commercial availability, are described below:

•

Online Marketplace Where Customers Can Obtain On-Demand Applications Developed by Third Parties.    One feature of WebEx Connect service is an on-demand software marketplace, where customers can subscribe to one or more of a variety of on-demand software applications developed and offered by third parties—that is, not by WebEx—that could be useful in the customer’s business. These applications may be hosted either by WebEx as part of WebEx’s MediaTone Network or at a third party’s facility. A related planned feature is that, for the convenience of both the customer and the third-party web application vendor, WebEx will provide the billing services for customer purchases of third-party on-demand applications made through the WebEx Connect marketplace. WebEx has begun selling third-party applications as part of the initial phase of the WebEx Connect platform.

•

Middleware to Build Interoperability among On-Demand and Traditional On-Premise Applications.    Currently, most on-demand software applications that a customer can subscribe to, such as an on-demand customer relationship management (CRM) application, do not interoperate well, if at all, with a corporate user’s existing on-premise software applications such as a database application, or with the customer’s other on-demand software applications. WebEx Connect will include software called middleware that will enable on-demand and on-premise applications to interoperate with each other. We believe that this ability of a customer’s on-demand and on-premise applications to interoperate with each other will increase the overall productivity benefit a customer receives from its software investment and usage. This feature of the WebEx Connect platform is still under development and is not part of our current WebEx Connect commercial offering.

•

Client Software that Provides Access to WebEx Connect Applications.    Client software is software that allows a computer to access and work with software applications running on another computer, most often a server or some form of host computer. The WebEx Connect client, called Connect Workspace, is the access point—sometimes also called a portal—through which customers can access the various applications to which the customer has subscribed through WebEx Connect. For example, a customer running its enterprise CRM application can, through accessing the WebEx Connect portal, pull data from an on-premise database software application, thus enhancing the productivity of the customer’s use of the CRM application. This feature of the WebEx Connect platform is still under development and is not part of our current WebEx Connect commercial offering.

As certain features of WebEx Connect are still under development and are not yet commercially available, we do not know when or to what extent we will be able to make available the platform containing all the functionalities described above. We are continuing to make investments both inside and outside of WebEx with the objective of making the WebEx Connect platform a web application ecosystem (i) to which an increasing number of third party web application providers will be drawn to offer their services, and (ii) in which customers can utilize their third party on-demand web applications more efficiently and productively in their business. We believe that this strategy of offering added value to our customers’ search for and use of on-demand web applications, through our new WebEx Connect service, will complement our core web meeting and web application service offerings.

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

Revenue and Cash-Generation Models.    We sell our services directly to customers, which in the fourth quarter of 2006 accounted for approximately 84% of our revenue, or $85.5 million, and for the full 2006 year accounted for approximately 84% of our revenue, or $320.8 million. We also sell our services indirectly through our resellers that buy and resell our services. These sales in the fourth quarter of 2006 represented approximately 16% of our revenue, or $16.4 million, and which for the full 2006 year accounted for approximately 16% of our revenue, or $59.2 million. With our resellers, we sell our services to and contract directly with the reseller, and revenue is recognized based on net amounts charged to the reseller. We also have another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

The majority of our revenue is currently generated based on a committed-subscription pricing model. We offer several forms of committed-subscription pricing:

–

“Flat rate” pricing, in which the customer selects a specific number of pre-identified hosts—called “named hosts”—authorized to start a meeting, and based upon the number of named hosts selected the customer pays a set price per month regardless of usage. A majority of our committed-subscription customers purchase our services in this manner;

–	“Concurrent-user” or “per port” pricing which enables a customer to have a set number of users connected to WebEx meetings at any one time; and

–

“Minimum minutes” pricing, in which the customer commits to pay for a certain number of “ people minutes” of usage during a specified time period. We calculate people minutes by multiplying the number of meeting participants by the number of minutes transpired in the meeting.

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

In addition to our committed subscription offerings, there are several situations in which customers are charged on a per-minute or usage basis, or what we call usage-based or uncommitted pricing. These include certain reseller arrangements, customer overage fees for above-the-subscribed-to use of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. The revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, as is what we refer to as uncommitted revenue. We include in our usage-based revenue category, in addition to the various types of per-minute revenue identified in this paragraph, certain non-recurring revenue items such as the fees we charge our customers for consulting or other forms of professional services (PSO) work we perform for our customers.

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

Our primary market opportunity currently is in on-demand web collaboration services. However, there also exists a market opportunity for us in the market for on-demand software applications generally—that is, in addition to on-demand software applications that are specifically web collaboration applications such as web conferencing. Recognizing this broader on-demand, or SaaS, opportunity, we have developed the WebEx Connect platform, by which we intend to allow independent software vendors to offer and deliver their applications to end-users as services. Our goal is to capitalize on the trend toward on-demand software applications and away from software that is hosted and delivered “on premise”—that is, hosted on a customer’s own premises. The WebEx Connect platform has been designed to allow us to leverage our investment in the MediaTone delivery network and thereby, we hope, to allow us to capitalize on a broader suite of software applications to offer our customers than merely web collaboration applications.

We expect to receive, in the immediate near-future, only a very small amount of revenue from our new WebEx Connect offering. Our WebEx Connect strategy involves building an ecosystem of on-demand software developers around the WebEx Connect platform. At present, we are uncertain about how much expense—particularly sales and marketing expense—will be required to promote the platform and drive sufficient usage of the platform delivery vehicle by both developers and end-users to generate commercial success. Furthermore, as compared to the subset of SaaS applications—web collaboration services—with which we have long been familiar, we have less experience with and understanding of the broader competitive marketplace for SaaS applications generally.

One of the primary benefits of the SaaS model of software usage, compared to the on-premise model, is that initial implementation is quick and inexpensive. This is a significant advantage for a SaaS vendor, such as us, when seeking new customers. However, this advantage can become a disadvantage in that, in this emerging SaaS world of software delivery, the cost to a customer to switch SaaS vendors is vastly reduced. Since in this on-demand mode of software delivery there are no costly software license contracts to bind the customer to the software vendor, customers are more free to switch away from a certain vendor’s on-demand offering to a less expensive on-demand solution. As software sales increasingly migrate from an on-premise to an on-demand commercial model, a challenge for us will be to add sufficient additional value-added functionality on-demand platform to make it a value-loss proposition for customers to switch away from our solution. We believe the multi-feature functionality of our WebEx Connect offering makes our SaaS offering less a commodity than the offerings of other vendors, and thereby will help diminish the attractiveness of their starting with, or switching to, an SaaS offering other than ours.

Another, and continuing, challenge to broad adoption of on-demand services is general acceptance of this mode of communication as a normal part of business activity. Individuals may not feel comfortable using the technology. Or, individuals may prefer traditional solutions such as (i) the telephone or face-to-face meetings in preference to web collaboration services such as web conferencing, or (ii) on-premise software in preference to on-demand software. Broad adoption of SaaS solutions will occur only if large numbers of users incorporate the use of this technology as part of their normal business activity.

Industry-Wide Factors Relevant to Us.    The collaboration software and services market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies in regards to specific elements of our on-demand web collaboration services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, applications software and tools companies including online application services providers, and web conferencing products and services from vendors such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys S.A., IBM, Microsoft, Netviewer, NTR Global, Oracle, and Saba.

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

Competition from Microsoft for the collaboration software and services markets may adversely affect us. Microsoft has a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft also has an offering called Office Live, which consists of a set of Internet-based software services. In January 2007, Microsoft began selling its new Windows Vista operating system, which includes a real-time web meeting feature, for up to ten persons, and related collaboration functionalities such as document sharing. Microsoft has also announced plans to offer web collaboration functionality in its Office Communications Server product scheduled for release later in 2007. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web communications markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web communications products and services, such as WebEx, to compete.

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

Critical Accounting Policies and Estimates

General.    Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition.    Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. We sell web collaboration services directly to customers through service subscriptions and pay-per-use arrangements. Under these arrangements, customers access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees and user set-up fees. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting; therefore, committed revenue is recognized ratably (straight-line) over the current term of the contract and variable usage-based fees are recognized as usage occurs. During the initial term of an agreement, we may provide training services, web-page design and custom set-up services. We consider all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract. We have recently began to offer professional services to train customers how to use our web collaboration services to improve sales, marketing, training and other business activities. These professional services are recognized upon delivery of the service as prescribed in SAB No. 104.

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

We also enter into reselling arrangements with certain resellers, which purchase and resell our services on a discounted or pay-per-use basis. We contract directly with resellers, and revenue is recognized based on net amounts charged to the reseller. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably over the initial term of the contract. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably over the service period for services provided on a subscription basis through the reseller. In some cases our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Amounts billed in advance are deferred until the related services are provided or until otherwise earned by us.

In certain cases, we enter into another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, we bill the end-user directly and WebEx pays a percentage of the proceeds generated from the sale of our services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

Persuasive evidence for all of our arrangements is represented by binding contracts. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Delivery has occurred when the service has been provided to the customer. Collectibility is considered reasonably assured if we expect that the customer will be able to pay amounts under the arrangement as they become due. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and the reseller forfeits commitment fees at the end of the commitment period.

We have not yet recognized any revenue related to our new business platform WebEx Connect. We anticipate that we will recognize revenue for customer use of third party software made available through the WebEx Connect marketplace under SAB No. 104, Revenue Recognition. In these transactions, we will be acting as a sales agent for the third party and will not take title to the product or bear the risk of collection or returns. Thus, we anticipate that revenue will be recognized on a net basis, which is based on the gross fees received by us from the customer less a fee to the third party. Revenue for these software services related to WebEx Connect will be recognized as earned.

Sales Reserves.    The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded as a reduction in revenue at the time of the sale. Net changes to the sales reserve are charged to revenue, either reducing or increasing the revenue otherwise reportable. The sales reserve estimate is based primarily on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported.

Allowance for Doubtful Accounts.    We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer insolvency risk. Net changes to the allowance for doubtful accounts are charged to general and administrative expense as either an increase or decrease to bad debt expense. The allowance estimate is based primarily on an analysis of the historical rate of insolvency losses. The accuracy of the estimate is dependent on the future rate of insolvency losses being consistent with the historical rate. If the rate of future insolvency losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual insolvency losses. If we are uncertain whether a loss is appropriately charged to the sales reserve or the allowance for doubtful accounts, we charge the loss to the sales reserve.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the nine quarters ended December 31, 2006:

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Sales reserve:	(Dollars in thousands)
Beginning balance	$6,610	$7,230	$6,528	$6,077	$5,479	$4,748	$4,387	$4,631	$4,447
Amounts deducted from revenue	4,289	4,503	5,851	4,672	3,816	4,022	3,179	2,621	2,518
Amounts written off	(3,905)	(5,123)	(5,149)	(4,221)	(3,218)	(3,291)	(2,818)	(2,865)	(2,334)
Ending balance	$6,994	6,610	7,230	6,528	$6,077	$5,479	$4,748	$4,387	$4,631
Allowance for doubtful accounts:
Beginning balance	$975	$1,277	$1,063	$1,054	$880	$562	$845	$1,003	$916
Amounts (credited) charged to bad debt expense	(400)	(112)	302	152	242	454	(34)	237	231
Amounts written off	(76)	(190)	(88)	(143)	(68)	(136)	(249)	(395)	(144)
Ending balance	499	975	1,277	$1,063	$1,054	$880	$562	$845	$1,003
Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,585	$8,507	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634	$5,363
Amounts deducted from revenue / (credited) charged to bad debt expense	3,889	4,391	6,153	4,824	4,058	4,476	3,145	2,858	2,749
Amounts written off	(3,981)	(5,313)	(5,237)	(4,364)	(3,286)	(3,427)	(3,067)	(3,260)	(2,478)

Ending balance	$7,493	$7,585	$8,507	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634

Gross accounts receivable	$61,331	$66,058	$65,025	$60,840	$58,362	$49,894	$46,296	$39,757	$38,072

Sales reserve as a percentage of gross accounts receivable	11.4%	10.0%	11.1%	10.7%	10.4%	11.0%	10.3%	11.0%	12.2%

Allowance for doubtful accounts as a percentage of gross accounts receivable	$0.8%	1.5%	2.0%	1.8%	1.8%	1.8%	1.2%	2.1%	2.6%

Total receivable reserves as a percentage of gross accounts receivable	12.2%	11.5%	13.1%	12.5%	12.2%	12.8%	11.5%	13.1%	14.8%

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

Impairment of Goodwill and Intangible Assets.    We assess the impairment of goodwill annually during our fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Amortizable intangible assets subject to this evaluation include acquired developed technology, intellectual property rights, trade names and domain names and customer contracts and relationships We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

–	Significant decrease in the market value of an asset;

–	Significant changes in the extent or manner for which the asset is being used or in its physical condition;

–	A significant change, delay or departure in our business strategy related to the asset;

–	Significant negative changes in the business climate, industry or economic conditions; and

–	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

Our impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income or discounted cash flow approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We perform our impairment review at the entity level as we have only one operating segment, which is our sole reporting unit.

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

Stock-Based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price or when we granted options to parties other than employees and directors.

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

The adoption of SFAS 123R has had a negative effect on our reported net income, due to our use of stock options and our current practice of awarding other forms of equity compensation, such as restricted stock units and employee stock purchase plan awards. The adoption of SFAS 123R also affects our reported amounts for pre-tax expense, tax rate, cash flow from operations and diluted shares outstanding. See Note 2 of the Consolidated Financial Statements located in Item 8 for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the respective expected dates of adoption and estimated effects on results of operations and financial condition.

Results of Operations

Net Revenues

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net revenues	$380,012	$308,422	$249,133
Increase, period over period	$71,590	$59,289
Percentage increase, period over period	23%	24%

Net revenues increased 23% (19% excluding the acquisition of Intranets) in 2006 and 24% in 2005 (22% excluding the acquisition of Intranets) as compared to the prior year periods due primarily to growth in our domestic and international subscriber base and increased usage of existing and new service products. During 2006, the number of customers for our core applications increased to approximately 28,000 customers. During 2005 and 2004, the number of customers in our subscriber base grew to approximately 22,700 (including 8,800 new customers added from the Intranets acquisition) and 11,200, respectively.

In 2006, U.S. net revenues were $322.0 million, an increase of 20% from the corresponding prior year period, while international net revenues increased 46% to $58.0 million. The increase in international revenues for 2006 was due to the Company’s increased focus and investment outside of the U.S. Included in net revenues for 2006 was $16.3 million of revenues related to Intranets. U.S. net revenues were $268.8 million for 2005, an increase of 22% from the prior year, while international net revenues increased 36% to $39.6 million during 2005. Included in U.S. net revenues for 2005 was total non-recurring revenue of $1.4 million and $1.6 million recognized in the third and fourth quarters, respectively, from a project with the U.S. Department of Defense (DOD). This revenue is in addition to our commercial managed service contract with the DOD. In 2005, we recorded $3.9 million of revenues related to Intranets.

One of the measurement tools, or metrics, which we use to help forecast future revenue is what we refer to as monthly revenue rate, or MRR. We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of December 2006 were approximately $26.0 million and our average monthly-uncommitted revenue in the quarter ended December 31, 2006 was $9.2 million. Thus our monthly revenue rate exiting December 2006 was $35.2 million.

While the quarter-exiting MRR is used by us as a forecasting tool for the following quarter’s revenue, the actual revenue in the next quarter is impacted by other factors in addition to the MRR entering that quarter. These factors include such items as (i) new customer bookings and customer cancellations, and the timing of each during the quarter, (ii) usage-based revenues, (iii) customer credits, (iv) set up fees, fees charged for one-time customer events, fees charged for professional services or consulting services as well as other non-recurring revenues that are not included in MRR, (v) sales reserve adjustments and (vi) revenue seasonality of our web service products. While certain items such as customer credits, which are among the factors outside of MRR that operate to reduce our revenue have increased in recent quarters, growth of our new professional services and consulting offerings have offset in part these declines. In addition, while quarterly or semiannual minutes-based subscriptions are included in the subscription portion of MRR, the revenue associated with them is recognized variably based on usage until the end of the quarterly or semiannual billing period.

The following table shows our MRR for the nine quarters ended December 31, 2006:

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	(In millions)
Uncommitted usage— monthly average during the quarter	$9.2	$8.6	$8.9	$8.7	$7.3	$7.3	$7.7	$7.0	$6.2
Contracted subscriptions at the end of the quarter	26.0	24.8	23.6	22.1	21.4	19.2	18.3	17.4	16.8

Total MRR	$35.2	$33.4	$32.5	$30.8	$28.7	$26.5	$26.0	$24.4	$23.0

We use a lost subscription MRR metric to analyze customer losses and to help forecast future revenues. The lost subscription MRR metric covers our subscription revenues lost—not only revenues lost because of customer terminations but also revenues lost because existing customers have reduced their subscription amounts, have switched to a lower-priced subscription offering, or have elected to terminate their subscriptions in favor of purchasing on an uncommitted basis from our partners. This lost subscription MRR metric is defined as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts (including reduced customer subscriptions and customers switching to partners) during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter (including reduced customer subscriptions and customers switching to partners). We have calculated and evaluated lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended December 31, 2006 was 1.6% per month. The following table shows our lost subscription MRR for the nine quarters ended December 31, 2006:

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Percentage of subscription MRR lost	1.6%	1.6%	1.7%	2.0%	2.3%	2.0%	1.7%	2.0%	1.9%

The improvement in the subscription MRR lost percentage in 2006 as compared to 2005 is due primarily to our focus to reduce losses on smaller accounts. The lost subscription MRR percentage above includes Intranets beginning in the fourth quarter of 2005.

Cost of Revenues.    Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cost of revenues	$67,945	$53,893	$41,854
Percentage of net revenues	18%	17%	17%
Increase, period over period	$14,052	$12,039
Percentage increase, period over period	26%	29%

Cost of revenues increased 26% during 2006 and 29% during 2005 as compared to the corresponding prior year periods. Of the $14.1 million increase in cost of revenues during 2006 as compared to 2005, $2.9 million of the increase was due to stock-based compensation expense related to the adoption of SFAS 123R. In addition, cost of revenues increased during both 2006 and 2005 due to increases in the costs for delivering existing and new services to customers. We increased our technical staff during both 2006 and 2005 as compared to the corresponding prior year periods to support our installed base of customers and we increased expenditures to expand and improve our worldwide network. We recorded amortization of developed technology related to the acquisition of Intranets of $1.8 million during 2006 and $548,000 in 2005.

Sales and Marketing.    Sales and marketing expense consists of personnel costs, including commissions for sales, marketing and customer care, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Sales and marketing	$141,787	$102,707	$84,235
Percentage of net revenues	37%	33%	34%
Increase, period over period	$39,080	$18,472
Percentage increase, period over period	38%	22%

Sales and marketing expense increased 38% during 2006 and 22% during 2005 as compared to the corresponding prior year periods. Of the $39.1 million increase in sales and marketing expense during 2006 as compared to 2005, $9.6 million of the increase was due to stock-based compensation expense related to the adoption of SFAS 123R. In addition, sales and marketing expense increased during both 2006 and 2005 due to spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. During 2006, we increased our promotion of existing products and continued to promote our latest forthcoming product releases, including WebEx Connect, which is a platform designed to increase the breadth and effectiveness of a customer’s use of on demand software applications, WebOffice, which is intended to expand our offerings in the small to medium business market, as well as MeetMeNow and PCNow, which are targeted to individual professionals.

Research and Development.    Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Research and development	$53,799	$45,713	$34,394
Percentage of net revenues	14%	15%	14%
Increase, period over period	$8,086	$11,319
Percentage increase, period over period	18%	33%

Research and development expense increased 18% during 2006 and 33% during 2005 as compared to the corresponding prior year periods. Of the $8.1 million increase in research and development expense during 2006 as compared to 2005, $5.9 million of the increase was due to stock-based compensation expense related to the adoption of SFAS 123R. In addition, research and development expense increased during both 2006 and 2005 due to increases in equipment related expenses to develop and support existing and new products. The increase in research and development expense in 2006 was offset in part by a reduction in headcount as compared to 2005. The increase in research and development expense in 2005 was also due to an increase in headcount as compared to the corresponding prior year period.

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

General and Administrative.    General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
General and administrative	$37,753	$26,184	$19,189
Percentage of net revenues	10%	8%	8%
Increase, period over period	$11,569	$6,995
Percentage increase, period over period	44%%	36%

General and administrative expense increased 44% during 2006 and 36% during 2005 as compared to the corresponding prior year periods. Of the $11.6 million increase in general and administrative expense during 2006 as compared to 2005, $5.8 million of the increase was due to stock-based compensation expense related to the adoption of SFAS 123R. In addition, general and administrative expense increased during 2006 due to increases in professional service and employee-related expenses. The increase in employee-related expenses was due primarily to increased headcount during 2006 as compared to 2005.

General and administrative expense increased during 2005 due primarily to an increase in bad debt expense and increased employee-related expenses. Bad debt expense was $899,000 during 2005 compared to a credit of $601,000 in 2004. The bad debt expense increase in 2005 was due to an increase in revenue coupled with a relatively flat projected percentage of future credit losses. Future credit losses are primarily based on trended historical losses. The increase in employee-related expenses was due primarily to an increased headcount in 2005 as compared to 2004.

Stock-Based Compensation

The stock-based compensation expense was included in the Consolidated Statements of Income corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cost of revenues	$2,863	$—	$—
Sales and marketing	$9,592	$—	$43
Research and development	$5,906	$—	$52
General and administrative	$5,795	$13	$476

Stock-based compensation	$24,156	$13	$571

Percentage of net revenues	6%	—%	—%

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25, and related interpretations.

Interest and other income, net.    Interest and other income, net consists of net investment income, interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries, and certain other expenses. Interest and other income, net was $9.4 million, $6.6 million and $308,000 in 2006, 2005 and 2004, respectively. The increase in interest and other income, net in 2006 and 2005 was due primarily to interest income of $9.7 million in 2006 and $5.7 million in 2005 resulting from greater cash and investments balances and higher interest rates. Currency exchange losses of $623,000 offset in part the increase in interest and other income, net for 2006. In 2005, currency exchange gains of $911,000 also contributed to the increase in interest and other income, net. In 2004, losses from foreign currency transactions totaled $1.9 million.

Provision for income taxes.    Provision for income taxes was approximately $39.5 million, $33.5 million and $21.9 million in 2006, 2005 and 2004, respectively. Our effective tax rate was 44.9%, 38.8% and 31.4% in 2006, 2005 and 2004, respectively. Our effective tax rate has primarily fluctuated as a result of the tax impact of stock-based compensation under SFAS 123R, which was adopted in 2006, as well as valuation allowance adjustments. With the adoption of SFAS 123R, the stock-based compensation related to such items as incentive stock options and the employee stock purchase plan is treated as a permanent tax difference. Therefore, the stock-based compensation is added back to income before income taxes for tax purposes and results in a higher effective tax rate in 2006 as compared to prior years.

In 2006, a release of $1.7 million of valuation allowance primarily related to net operating loss carryforwards, primarily resulted in a $1.6 million reduction to goodwill related to the acquisition of Intranets. In 2005, a release of $415,000 of valuation allowance primarily related to net operating loss carryforwards, primarily resulted in an increase of $387,000 to additional paid-in capital attributable to the tax benefit of stock options. In 2004, a release of $4.7 million of valuation allowance primarily related to remaining net operating loss carryforwards, primarily resulted in a tax benefit of $3.8 million and a $900,000 credit to additional paid-in capital attributable to the tax benefit of stock options. The release of the valuation allowance was recorded in 2006, 2005 and 2004, respectively, when the Company updated its forecast of projected income. As of December 31, 2006, the Company has approximately $23.4 million of net operating loss carryforwards for federal, state and foreign purposes available to offset income in future years.

Liquidity and Capital Resources

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net cash provided by operating activities	$98,934	$68,592	$68,805
Net cash used in investing activities	(127,530)	(132,670)	(82,785)
Net cash provided by financing activities	65,182	1,737	23,426

Net increase (decrease) in cash and cash equivalents	$36,586	$(62,341)	$9,446

We have generated cash from operations in each quarter since the third quarter of 2002. We anticipate cash flow from operations will continue to fund our current operations.

As of December 31, 2006, cash, cash equivalents and short-term investments were $345.2 million, an increase of $148.0 million compared with cash, cash equivalents and short-term investments of $197.2 million as of December 31, 2005. As of December 31, 2006 and December 31, 2005, we had no debt.

Operating Activities.    Net cash provided by operating activities increased $30.3 million in 2006 as compared to 2005. The increase was due primarily to an increase in earnings of $20.1 million, after adjustments for non-cash items including stock-based compensation expense, provisions for doubtful accounts and sales reserve and depreciation and amortization. In addition, an improvement in collections compared to the prior year period resulted in an increase in cash from operations of $10.3 million. The increase in cash from operations was partially reduced by higher payments in accounts payable of $2.9 million due to timing of payments. In addition, with the adoption of SFAS 123R, $6.9 million related to excess tax benefits from stock-based compensation, which was previously recorded in operating activities prior to 2006, was recorded in financing activities.

Net cash provided by operating activities decreased slightly in 2005 as compared to 2004. Net cash provided by operating activities decreased due primarily to an increase in accounts receivable of $13.5 million due to continued growth in sales, a change in the method of recording cash in transit, and to a lesser extent the acquisition of Intranets in September 2005. The decrease in cash flow from operations in 2005 was offset in part by an increase in net income of $5.1 million, adjusted for non-cash items of $1.5 million including provisions for doubtful accounts and sales reserve, depreciation and amortization and tax benefits on stock plans. In addition, an increase in income taxes payable as compared to the prior year period offset the decline in cash from operations.

Investing Activities.    Net cash used in investing activities decreased $5.1 million in 2006 as compared to 2005. The decrease was due primarily to the acquisition of Intranets.com in the third quarter of 2005, offset in part by an increase of $37.7 million in net investment purchases. Capital purchases decreased $2.7 million in 2006 as compared to 2005.

Net cash used in investing activities increased $49.9 million in 2005 as compared to 2004. Net cash used in investing activities increased primarily due to an increase in net investment purchases of $33.9 million compared to 2004 as well as cash used for the acquisition of Intranets in the third quarter of 2005 of $40.0 million, net of cash acquired. Cash used in investing activities was offset in part by decreases in capital purchases of $19.5 million during 2005. The purchase of property and equipment during 2005 was due primarily to capital expenditures for equipment, hardware and software used in our MediaTone Network. During 2004, we acquired land and building for our new network operating center.

Financing Activities.    Net cash provided by financing activities increased $63.4 million in 2006 as compared 2005. The increase was due primarily to proceeds received from issuances of common stock under employee stock programs of $58.3 million in 2006 as compared to $35.9 million in 2005 as well as share repurchases in 2005 of $34.1 million. In addition, with the adoption of SFAS123R during 2006, the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized are classified as financing cash flows. During 2006, we recorded $6.9 million of excess tax benefits from stock-based compensation in financing activities.

Net cash provided by financing activities decreased $21.7 million in 2005 as compared to 2004. Net cash provided by financing activities decreased primarily due to share repurchases of $34.1 million in 2005 compared to $5.8 million in 2004, offset in part by increased proceeds received from issuances of common stock under employee stock programs of $35.9 million in 2005 as compared to $29.3 million in 2004.

We have repurchased shares of our common stock under a program to manage the dilution created by shares issued under employee stock plans. In 2005, we repurchased $34.1 million of common stock under our $40.0 million authorized repurchase program. During July 2006, our Board of Directors authorized a new share repurchase program, which authorizes up to $40.0 million for share repurchases in the discretion of management through December 2007. We have not repurchased any shares under this new share program.

Other.    We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of December 31, 2006, we had no outstanding borrowings under the credit line, but did have $3.4 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

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

Lease Commitments.    We lease facilities in various U.S. cities and in several non-U.S. countries for our business activities, including office space for our employees and to house equipment used in the operation of our MediaTone Network. In April 2004, we signed a lease to occupy space in a building located in Santa Clara, California that serves as our corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. We took possession of additional space in January 2005 and are committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease.

Purchase Commitments.     As of December 31, 2006 our material purchase commitments, including those for telecommunication lines and data services, equipment and software, totaled $14.8 million. These purchase commitments are expected to be settled in cash within 12 months.

Indemnity and Warranty Obligations.    In some of our agreements with customers and resellers, we agree to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on our services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, we have provided certain warranties and committed to maintain certain service levels in some of our agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, our agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit our liability under the agreements to the amount of fees paid to us. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of December 31, 2006, we had not incurred any liability with respect to our indemnification obligations. Likewise, customers and resellers may bring claims with respect to our warranty and service level obligations, but as of December 31, 2006, we had not incurred a material liability with respect to such claims.

Off-Balance-Sheet Arrangements.    As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in SEC Regulations.

Long Term Contracts

The following table summarizes our significant contractual commitments at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease commitments	$42,588	$7,686	$14,494	$10,351	$10,057
Purchase commitments	14,815	14,815	—	—	—

Total	$57,403	$22,501	$14,494	$10,351	$10,057

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.    A small, but growing, part of our business is conducted outside the United States. In the majority of non-U.S. transactions, whether they are revenue transactions or the payment of expenses or other obligations owing in the non-U.S. country, the currency involved is the local currency. In some countries we have far more sales collections than we do payment obligations; in other countries, the reverse is true. For example, in China we have significant payment obligations that must be made in Chinese currency including employee salaries and lease payments, and these are largely not offset by revenues in China. As a result of this imbalance between local currency collections and payments in certain non-U.S. countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in such foreign markets. When the amount of revenues obtained from sources outside the United States becomes significant, we may engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

We have performed sensitivity analyses as of December 31, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2006 and 2005. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $454,000 at December 31, 2006 and $822,000 at December 31, 2005.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WebEx Communications, Inc.:

We have audited the accompanying consolidated balance sheets of WebEx Communications, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebEx Communications, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the internal control over financial reporting of WebEx Communications, Inc. and subsidiaries as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

February 26, 2007

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value)
A S S E T S
Current assets:
Cash and cash equivalents	$54,687	$18,101
Short-term investments	290,465	179,110
Accounts receivable, net of allowances of $7,493 and $7,131, respectively	53,838	51,231
Prepaid expenses and other current assets	10,193	7,231
Deferred tax assets	10,883	6,326

Total current assets	420,066	261,999
Property and equipment, net	48,594	51,592
Goodwill	26,965	28,224
Intangible assets, net	12,971	16,453
Deferred tax assets	5,583	2,930
Other non-current assets	2,078	1,579

Total assets	$516,257	$362,777

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$5,253	$9,011
Accrued liabilities	25,116	19,635
Deferred revenue	16,429	12,652
Income tax payable	3,042	4,348

Total current liabilities	49,840	45,646

Non-current liabilities	6,191	5,102

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 49,290 and 46,143 shares issued and outstanding, respectively)	49	46
Additional paid-in capital	355,482	258,002
Accumulated other comprehensive income	4,162	2,022
Accumulated earnings	100,533	51,959

Total stockholders’ equity	460,226	312,029

Total liabilities and stockholders’ equity	$516,257	$362,777

See accompanying notes to consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net revenues	$380,012	$308,422	$249,133
Cost of revenues (1)	67,945	53,893	41,854

Gross profit	312,067	254,529	207,279

Operating expenses:
Sales and marketing (1)	141,787	102,707	84,235
Research and development (1)	53,799	45,713	34,394
General and administrative (1)	37,753	26,184	19,189

Total operating expenses	233,339	174,604	137,818

Operating income	78,728	79,925	69,461
Interest and other income, net	9,360	6,613	308

Income before income taxes	88,088	86,538	69,769
Provision for income taxes	39,514	33,536	21,889

Net income	$48,574	$53,002	$47,880

Net income per share:
Basic	$1.01	$1.16	$1.09
Diluted	$0.97	$1.11	$1.03
Weighted average shares used to compute net income per share:
Basic	48,009	45,819	43,817
Diluted	50,055	47,775	46,451

(1)	Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Prior to the adoption of SFAS 123R, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. See Note 2 to the consolidated financial statements for additional information.

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid –in Capital	Deferred Stock Based Comp- ensation	Comprehensive Income	Accumulated Other Comprehensive Income	Accum- ulated (Deficit) Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
	(In thousands, except number of shares)

Balance December 31, 2003	42,771,601	$43	$213,275	$(74)		$1,573	$(48,923)	$165,894

Net income	—	—	—	—	$47,880	—	47,880	47,880
Cumulative translation adjustment	—	—	—	—	833	833	—	833
Net unrealized loss on available-for-sale securities	—	—	—	—	(138)	(138)	—	(138)

Comprehensive income	—	—	—	—	$48,575	—	—	—

Repurchase of common shares	(308,100)	—	(5,826)	—		—	—	(5,826)
Forfeitures of stock options	—	—	(13)	13		—	—	—
Issuance of common stock in connection with employee stock plans	2,489,303	2	29,250	—		—	—	29,252
Tax benefit from employee stock plans	—	—	8,596	—		—	—	8,596
Amortization of stock-based compensation to employees	—	—	8	46		—	—	54
Stock-based compensation to non-employees	—	—	517	—		—	—	517

Balance December 31, 2004	44,952,804	$45	$245,807	$(15)		$2,268	$(1,043)	$247,062

Net income	—	—	—	—	$53,002	—	53,002	53,002
Cumulative translation adjustment	—	—	—	—	138	138	—	138
Net unrealized loss on available-for-sale securities	—	—	—	—	(384)	(384)	—	(384)

Comprehensive income	—	—	—	—	$52,756	—	—	—

Repurchase of common shares	(1,458,436)	(1)	(34,138)	—		—	—	(34,139)
Forfeitures of stock options	—	—	(21)	21		—	—	—
Issuance of common stock in connection with employee stock plans	2,648,193	2	35,874	—		—	—	35,876
Tax benefit from employee stock plans	—	—	10,459	—		—	—	10,459
Amortization of stock-based compensation to employees	—	—	—	(6)		—	—	(6)
Stock-based compensation to non-employees	—	—	21	—		—	—	21

Balance December 31, 2005	46,142,561	$46	$258,002	$—		$2,022	$51,959	$312,029

Net income	—	—	—	—	$48,574	—	48,574	48,574
Cumulative translation adjustment	—	—	—	—	1,798	1,798	—	1,798
Net unrealized gain on available-for-sale securities	—	—	—	—	342	342	—	342

Comprehensive income	—	—	—	—	$50,714	—	—	—

Repurchase of common shares	(863)	—	(33)	—		—	—	(33)
Issuance of common stock in connection with employee stock plans	3,148,481	3	58,283	—		—	—	58,286
Tax benefit from employee stock plans	—	—	15,074	—		—	—	15,074
Stock-based compensation under SFAS 123R	—	—	24,156	—		—	—	24,156

Balance December 31, 2006	49,290,179	$49	$355,482	$—		$4,162	$100,533	$460,226

See accompanying notes to consolidated financial statements

WEBEX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$48,574	$53,002	$47,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	19,257	14,537	7,672
Depreciation and amortization	21,204	15,989	12,368
Loss from disposal of assets	273	464	—
Deferred income taxes	(6,110)	583	11,622
Tax benefit of stock plans	15,074	10,459	8,596
Excess tax benefit from stock-based compensation	(6,929)	—	—
Stock-based compensation	24,156	13	571
In-process research and development charge	—	307	—
Changes in operating assets and liabilities:
Accounts receivable	(21,864)	(32,159)	(18,696)
Prepaid expenses and other current assets	(2,962)	(2,303)	(2,312)
Other non-current assets	(367)	(36)	437
Accounts payable	(3,758)	(884)	4,037
Accrued liabilities	6,570	545	1,226
Income tax payable	(1,306)	5,625	(5,510)
Deferred revenue	3,777	2,152	219
Other	3,345	298	695

Net cash provided by operating activities	98,934	68,592	68,805

Cash flows from investing activities:
Purchases of property and equipment	(14,997)	(17,691)	(37,193)
Purchases of available-for-sale securities and other investments	(243,395)	(182,097)	(187,622)
Maturities and sales of available-for-sale securities and other investments	130,703	107,141	146,565
Reimbursement (payments) made in connection with business acquisitions, net	159	(40,023)	(4,535)

Net cash used in investing activities	(127,530)	(132,670)	(82,785)

Cash flows from financing activities:
Net proceeds from issuances of common stock	58,286	35,876	29,252
Repurchase of common stock	(33)	(34,139)	(5,826)
Excess tax benefit from stock-based compensation	6,929	—	—

Net cash provided by financing activities	65,182	1,737	23,426

Increase (decrease) in cash and cash equivalents	36,586	(62,341)	9,446
Cash and cash equivalents at beginning of the year	18,101	80,442	70,996

Cash and cash equivalents at end of the year	$54,687	$18,101	$80,442

Supplemental disclosures of non-cash investing and financing activities:
Adjustments recorded in conjunction with business acquisitions	(1,100)	101	433
Cash paid for:
Interest	31	—	2
Income taxes	31,971	16,358	7,180

See accompanying notes to consolidated financial statements

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

WebEx’s current business focus is in the on-demand web collaboration services market. WebEx applications combine both synchronous and asynchronous collaboration capabilities, and are generally delivered over WebEx’s proprietary MediaTone Network. A new business focus of WebEx is the commercial development and feature expansion of a platform, called WebEx Connect, where customers will be able to purchase on-demand applications developed by non-WebEx parties.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

The Company reclassified $50.3 million of variable rate demand notes, which had been previously included in the consolidated balance sheet caption “cash and cash equivalents” as of December 31, 2005, to “short-term investments”. In addition, WebEx revised the presentation of the consolidated statement of cash flows for 2005 and 2004 to revise the gross purchases and sales of variable rate demand notes from cash and cash equivalents to cash flows used in investing activities. This reclassification resulted in increased cash flows used in investing activities of $20.2 million and $30.1 million in 2005 and 2004, respectively. In addition, the Company reclassified $5.1 million of long-term deferred rent, which was previously included in the consolidated balance sheet in “accrued liabilities” as of December 31, 2005 to “non-current liabilities” as this liability was long-term in nature. Stock-based compensation expense for the twelve months ended December 31, 2005 and December 31, 2004 has been reclassified to the corresponding operating expense category, which was previously classified as a single line item within the statements of income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Despite the Company’s best effort to make these good faith efforts and assumptions, actual results may differ.

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell the services to customers. The Company sells web collaboration services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers typically access the application hosted on WebEx servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because the Company provides its applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, the Company may provide technical consulting services such as training, web-page design and custom set-up services. WebEx considers all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract.

Committed and fixed fee subscription service revenue is recognized ratably (i.e. straight-line) over the current term of the contract. The Company recently began to offer professional services to train customers how to use WebEx’s web collaboration services to improve sales, marketing, training, and other business activities. These professional services are recognized upon delivery of the service as prescribed in SAB No. 104.

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

The Company also enters into reselling arrangements with resellers, which purchase and resell the Company’s services on a discounted or pay-per-use basis. In such cases, revenue is recognized based on net amounts charged to the reseller. Revenue under these arrangements is derived from services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable, delivery has occurred and collectibility is reasonably assured. Initial set up fees received in connection with these arrangements are recognized ratably (i.e. straight-line) over the initial term of the contract. During the initial term, the Company provides training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. In some cases the Company’s reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Amounts billed in advance are deferred until the related services are provided or until otherwise earned by WebEx. When the reseller bills the end-user, WebEx sells the services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user.

In certain cases, the Company enters into another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to WebEx’s direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, WebEx bills the end-user directly and WebEx pays a percentage of the proceeds generated from the sale of WebEx services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Persuasive evidence for each arrangement is represented by a binding contract. The fee is considered fixed or determinable if it is not subject to refund or adjustment. Delivery has occurred when the service has been provided to the customer. Collectibility is considered reasonably assured if WebEx expects that the customer will be able to pay amounts under the arrangement as they become due. Collectibility of guaranteed minimum revenue commitments by resellers is not reasonably assured; thus, revenue from guaranteed minimum commitments is deferred until services are provided to an end-user customer or until collected from the reseller and forfeited at the end of the commitment period.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and generally results from the following: (1) unearned portion of monthly billed subscription service fees; (2) unearned portion of annual or other period billed subscription service fees; (3) deferred set-up fees; and (4) advances received from resellers under revenue sharing arrangements.

As of December 31, 2006 and December 31, 2005, accounts receivable includes receivables of $5.0 million and $6.4 million respectively, for unbilled per-minute-based charges that occurred during the final month of the quarter.

The Company has not yet recognized any revenue related to its new business platform WebEx Connect. The Company anticipates that it will recognize revenue for customer use of third party software made available through the WebEx Connect marketplace under SAB No. 104, Revenue Recognition. In these transactions, WebEx will be acting as a sales agent for the third party and will not take title to the product or bear the risk of collection or returns. Thus, the Company anticipates that revenue will be recognized on a net basis, which is based on the gross fees received by WebEx from the customer less a fee to the third party. Revenue for these software services related to WebEx Connect will be recognized as earned.

Advertising Costs

Advertising costs are expensed as incurred. WebEx’s advertising and promotion expense was $28.5 million, $18.6 million, and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the twelve months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards prior to January 1, 2006 will continue to be recognized using the accelerated approach as prescribed in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line method. Because stock-based compensation expense recognized in the Consolidated Statements of Income for

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. WebEx has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Sales Reserve and Allowance for Doubtful Accounts

WebEx records an estimate of sales reserve for losses on receivables resulting from customer credits, cancellations and terminations and records it as a reduction in revenue at the time of the sale. Net changes to the sales reserve are charged to revenue, either reducing or increasing the revenue otherwise reportable. The sales reserve estimate is based primarily on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate.

WebEx records an allowance for doubtful accounts to provide for losses on accounts receivable due to customer insolvency risk. Net changes to the allowance for doubtful accounts are charged to general and

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expense as either an increase or decrease in bad debt expense. The allowance estimate is based primarily on an analysis of the historical rate of insolvency losses. The accuracy of the estimate is dependent on the future rate of insolvency losses being consistent with the historical rate.

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

Goodwill

WebEx evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income or discounted cash flow approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test during the fourth quarter of 2006 and 2005 and determined there to be no impairment.

Software Development Costs

WebEx capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is included in property and equipment and is depreciated over the life of the project when development is complete.

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

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The functional currency of WebEx’s foreign subsidiaries is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the determination of net income. In 2006, losses from foreign currency transactions were $623,000. In 2005, gains from foreign currency transactions were $911,000, and in 2004 losses from foreign currency transactions totaled $1.9 million.

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

On January 30, 2007, lawsuits were filed in the United States District Court for the Southern District of Texas by Accolade Systems LLC against a number of companies, including WebEx, alleging that the defendants’ services infringe one of the plaintiff’s patents. The plaintiff Accolade Systems seeks damages and injunctive relief. WebEx believes that the claims being asserted in the lawsuit are without merit and that it has meritorious defenses against such claims. Accordingly, WebEx intends to vigorously defend itself against these claims. The Company has not recorded any accrual in connection with this matter.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is still in the process of determining the effect, but believes the impact of the adoption of FIN 48 will not be significant to the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company is required to adopt the provisions of SAB 108 in its annual financial statements for calendar year 2006. The adoption of SAB 108 did not have an impact to the Company’s consolidated financial statements.

NOTE 2:    EMPLOYEE STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Beginning in the second quarter of 2006, the Company also began to issue restricted stock units (RSUs) as well as stock-settled stock appreciation rights (SARs) as allowed under the 2000 Stock Incentive Plan. In addition, during the fourth quarter of 2006 the Company granted performance-based restricted stock units to certain individuals, which vest based on the Company achieving certain targeted goals. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 26,936,769 shares available for grant. Grants to employees under these plans generally expire after 10 years or earlier in the case of termination or death. Vesting terms under these plans are generally over four years. As of December 31, 2006, there were a total of 1,324,437 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 3,637,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period. In May 2005, WebEx changed the defined participation period from 24 months to 6 months. As of December 31, 2006, 731,445 shares were available for issuance under this plan.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock option and stock-settled stock appreciation right activity under the 1998 and 2000 stock plans for the period ended December 31, 2006 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	10,462,575	$20.7
Granted	1,101,110	$33.1
Exercised	(2,799,250)	$17.9
Forfeited/cancelled/expired	(1,669,479)	$23.2

Outstanding at December 31, 2006	7,094,956	$23.2	7.4	$85,474

Vested and expected to vest at December 31, 2006	6,371,936	$22.7	7.2	$79,550

Vested at December 31, 2006	3,481,401	$20.7	6.2	$50,236

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between WebEx’s closing stock price on the last trading day of the fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options and SARs on December 31, 2006. This amount changes based on the fair market value of WebEx’s stock. Total intrinsic value of options and SARs exercised for the twelve months ended December 31, 2006, 2005 and 2004 was $41.9 million, $24.1 million and $22.7 million, respectively. The Company issues new shares of common stock upon the exercise of stock options and SARs.

A summary of the option activity under the 1998 and 2000 stock plans for the years ended December 31, 2005 and 2004 was as follows:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	10,970,344	$18.4	10,708,567	$16.1
Granted	3,589,102	23.8	3,415,919	21.8
Exercised	(2,127,263)	13.5	(1,849,664)	12.4
Forfeited/cancelled/expired	(1,969,608)	21.1	(1,304,478)	16.8

Outstanding at end of year	10,462,575	20.7	10,970,344	18.4

Options vested at end of year	4,282,690	$19.4	4,663,634	$17.7

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the exercise prices and the weighted average remaining contractual life of outstanding options and stock-settled stock appreciation rights were as follows:

	Options and SARs Outstanding			Options and SARs Vested
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$0.35 to $1.50	36,704	3.1	$1.0	36,704	$1.0
$6.00 to $8.25	71,831	4.5	$7.9	69,069	$7.9
$8.82 to $15.55	853,225	5.9	$11.9	773,956	$11.9
$15.66 to $20.14	893,757	6.7	$17.7	552,496	$17.5
$20.72 to $25.57	3,551,594	7.7	$23.4	1,544,604	$23.6
$25.58 to $34.06	945,296	7.8	$28.2	360,938	$28.6
$34.07 to $55.38	742,549	8.6	$38.0	143,634	$41.2

Total	7,094,956	7.4	$23.2	3,481,401	$20.7

A summary of nonvested restricted stock units as of December 31, 2006 and changes during the twelve months ended were as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	632,476	$37.5
Vested	(2,179)	$34.4
Forfeited	(19,638)	$36.7

Nonvested at December 31, 2006	610,659	$37.5

Included within the table above, the Company granted 68,700 performance-based restricted stock units during the fourth quarter of 2006. Total compensation costs recognized related to these performance-based awards during 2006 was approximately $42,000. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s closing stock price at the date of grant.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Stock Options/Stock Appreciation Rights			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Weighted average fair value of grants	$15.5	$12.7	$13.2	$8.2	$5.5	$5.8
Expected life (in years)	4.4	4.1	3.5	0.5	0.5-2.0	0.5-2.0
Volatility	53%	66%	86%	36%	32%	86%
Risk-free interest rate	4.7%	4.1%	3.2%	4.8%	3.8%	1.5%
Dividend yield	—	—	—	—	—	—

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

Because stock-based compensation expense recognized in the Consolidated Statements of Income for the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock-Based Compensation under SFAS 123R

The following table summarizes the impact of the adoption of SFAS 123R on the Consolidated Statements of Income for the twelve months ended December 31, 2006:

2006
(In thousands, except per share data)
Cost of revenues	$2,863
Sales and marketing	9,592
Research and development	5,906
General and administrative	5,795

Stock-based compensation expense before income tax benefit	$24,156
Income tax benefit	(915)

Stock-based compensation expense after income tax benefit	$23,241

Effect on:
Net income per share—Basic	$0.48
Net income per share—Diluted	$0.46

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, total unamortized stock-based compensation cost related to non-vested equity instruments as well as the weighted average remaining vesting period was as follows:

	Unamortized Stock- Compensation Expense (In thousands)	Weighted Average Remaining Vesting Period (In years)
Stock options and stock-settled stock appreciation rights	$35,126	1.5
Restricted stock units	$22,451	3.8
Employee stock purchase plan	$870	0.3

Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the twelve months ended December 31, 2006, the Company recorded $6.9 million of excess tax benefits from stock-based compensation as a financing cash inflow. The Company elected to use the "long-form method", as provided in paragraph 81 of FAS 123(R) for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation under Fair Value Method of SFAS 123

The table below sets out the proforma amounts of net income and net income per share that would have resulted for the twelve months ended December 31, 2005 and 2004 if WebEx accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

	2005	2004
Net income as reported	$53,002	$47,880
Add: Stock-based employee compensation expense included in determination of net income, net of tax	(4)	(1,937)
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of tax	(19,783)	(20,539)

Pro-forma net income	$33,215	$25,404

Net income per share:
Basic:
As reported	$1.16	$1.09

Pro forma	$0.72	$0.58

Diluted:
As reported	$1.11	$1.03

Pro forma	$0.70	$0.55

Share Repurchases

WebEx repurchases shares of its common stock under a program to manage the dilution created by shares issued under employee stock plans. During July 2006, the Company’s Board of Directors authorized a share repurchase program, which authorizes up to $40.0 million for share repurchases in the discretion of management through December 2007. WebEx has not repurchased any shares under this new share program.

In July 2004, the Board of Directors authorized WebEx to repurchase shares of its common stock in the open market up to $40.0 million over an 18-month period ending December 2005. During November 2005, the Board of Directors authorized an additional $10.0 million for share repurchases through June 2006.

Share repurchases for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In thousands)
Number of shares of common stock repurchased	—	1,458	308
Total cost of repurchase	$—	$34,139	$5,826

Beginning in the second quarter of 2006, WebEx began issuing, pursuant to the Company’s 2000 Stock Incentive Plan, restricted stock units (RSUs) to certain of its employees. These RSUs have a “net-share” settlement feature in which the Company deducts, from the total number of shares of common stock released to the RSU award recipient on each vesting date, that number of shares with a cash value on such vesting date equivalent to the employee’s minimum withholding obligation for applicable income and other statutory taxes. The cash value of the shares deducted is based on the Company’s closing stock price on the date of the vesting event. The Company then remits the cash to the appropriate taxing authorities. The total number of shares of common stock deducted by the Company during 2006 was 863 shares. Total payments for the employees’ tax

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations to the taxing authorities were approximately $33,000. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of each RSU vesting event and did not represent an expense to the Company.

NOTE 3:    NET INCOME PER SHARE

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted net income per share calculations was as follows:

	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$48,574	$53,002	$47,880
Denominator:
Weighted average shares used to compute basic net income per share	48,009	45,819	43,817
Effect of dilutive securities:
Dilutive potential common shares	2,046	1,956	2,634

Weighted average shares used to compute diluted net income per share	50,055	47,775	46,451

Net income per share: Basic	$1.01	$1.16	$1.09

Diluted	$0.97	$1.11	$1.03

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended December 31, 2006, 2005 and 2004 because their inclusion would have been anti-dilutive:

	2006	2005	2004
	(In thousands)
Restricted stock units	80	—	—
Outstanding common stock options and stock-settled stock appreciation rights	1,177	2,390	2,479

Equity instruments are antidilutive when the combined exercise price, unamortized fair value and excess tax benefit are greater than the average market price of the common shares for the period.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4:    FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
	(In thousands)
Land	$9,732	$9,732
Building	6,200	6,200
Computer equipment and purchased software	89,069	75,346
Office furniture and fixtures	1,691	3,664
Leasehold improvements	18,399	15,836

	125,091	110,778
Less accumulated depreciation and amortization	(76,497)	(59,186)

Property and equipment, net	$48,594	$51,592

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $17.5 million, $14.5 million and $11.9 million, respectively.

ACCRUED LIABILITIES

	December 31,
	2006	2005
	(In thousands)
Accrued compensation and benefits	$12,553	$11,111
Accrued employee stock purchase plan	1,424	1,215
Accrued professional service fees	1,069	1,085
Accrued marketing	2,409	913
Accrued rent	826	749
Other	6,835	4,562

Total accrued liabilities	$25,116	$19,635

NON-CURRENT LIABILITIES

	December 31,
	2006	2005
	(In thousands)
Accrued rent	$6,057	$5,102
Other	134	—

Total accrued liabilities	$6,191	$5,102

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTEREST AND OTHER INCOME, NET

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Interest income	$9,682	$5,730	$2,278
Interest expense	(31)	(28)	(14)
Other expense, net	(291)	911	(1,956)

Interest and other income, net	$9,360	$6,613	$308

NOTE 5:    ACQUISITIONS

WebEx has recorded acquisitions using the purchase method of accounting and, accordingly, included the results of operations in WebEx’s consolidated results as of the date of each acquisition. WebEx allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions.

Intranets.com, Inc.

On September 9, 2005, WebEx acquired all of the outstanding stock of Intranets of Burlington, Massachusetts. This acquisition was intended to expand WebEx’s offerings into the small to medium business market as well as enhance cross selling of Intranets asynchronous services into the WebEx marketplace. The purchase consideration was approximately $42.7 million, paid in cash, and includes direct transaction costs. The preliminary purchase consideration was allocated as follows:

	Amount	Estimated life
	(In thousands)	(In years)
Net tangible assets acquired	$2,173	N/A
Deferred tax liability, net	(550)	N/A
Goodwill	26,301	N/A
In-process research and development charge	307	N/A
Customer relationships	4,452	5
Developed technology	8,807	5
Trade names	1,201	5

	$42,691

WebEx recognized a charge for in-process research and development of $307,000, which is included in the purchase price. This charge was expensed in the third quarter of 2005 and included in research and development expense in the consolidated statements of income. The project related to an email offering had not yet reached technological feasibility and had no alternative future use because of the platform in which it was based. The estimated fair value of this project was determined based on the income approach, where the fair value of the subject asset is equal to the present value of the operating income associated with assets adjusted for returns on capital assets employed in production of the operating income, discounted to present value at a risk-adjusted discount rate appropriate for each asset.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional payments of approximately $2.7 million were paid in September 2006 to certain former employees of Intranets one year after the closing of the acquisition, and were expensed ratably over the one-year period as additional compensation expense. This amount was not included in the total purchase price. Pro-forma financial information for this acquisition was not presented because the results of operations of Intranets were not material to the results of operations of WebEx prior to the date of acquisition. The results of Intranets are included in the consolidated financial statements of WebEx prospectively from the closing date of the transaction.

During the fourth quarter of 2005, WebEx adjusted estimated costs related to the acquisition of Intranets to actual costs incurred and decreased goodwill by $361,000 to reflect the actual costs incurred related to the transaction. In addition, during the first quarter of 2006 the Company performed an evaluation of the deferred tax assets and valuation allowance related to the utilization of acquired net operating loss carryforwards, which resulted in the realization of the tax benefit of these deferred assets, of which $1.6 million related to net operating loss carryforwards acquired from Intranets. During the third quarter of 2006, the Company received a $159,000 reimbursement from an escrow fund set up in connection with the Company’s acquisition of Intranets to settle a patent claim related to the Intranets product, which reduced goodwill by the same amount. During the fourth quarter of 2006, an additional $507,000 was recorded to goodwill related to tax true-ups based on uncertain tax positions at the time of acquisition.

NOTE 6:    INVESTMENTS

The following is a summary of available-for-sale investments as of December 31, 2006 and 2005:

	December 31, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-Sale Securities:
Corporate notes and bonds	$13,263	$1	$(20)	$13,244	$37,550	$2	$(212)	$37,340
Municipal notes and bonds	262,576	33	(132)	262,477	96,009	—	(193)	95,816
Government agencies	17,861	—	(102)	17,759	46,326	—	(371)	45,955
Money market funds	16,504	—	—	16,504	1,537	—	—	1,537

Total	$310,204	$34	$(254)	$309,984	$181,422	$2	$(776)	$180,648

Reported as:
Cash and cash equivalents				$19,519				$1,538
Short-term investments				290,465				179,110

Total				$309,984				$180,648

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide the breakdown of investments segregated by those investments that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2006 and December 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2006
Corporate notes and bonds	$—	$—	$11,343	$(20)	$11,343	$(20)
Municipal notes and bonds	116,525	(87)	13,269	(45)	129,794	(132)
Government agencies	—	—	17,759	(102)	17,759	(102)

Total	$116,525	$(87)	$42,371	$(167)	$158,896	$(254)

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2005
Corporate notes and bonds	$32,704	$(208)	$2,733	$(4)	$35,437	$(212)
Municipal notes and bonds	43,501	(193)	—	—	43,501	(193)
Government agencies	34,077	(269)	11,878	(102)	45,955	(371)

Total	$110,282	$(670)	$14,611	$(106)	$124,893	$(776)

The gross unrealized losses related to fixed income securities in 2006 and 2005 arose due to changes in interest rates. The Company’s management determined that the gross unrealized losses on its investment securities at December 31, 2006 and December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The fair value of the Company’s investment in available-for-sale securities, by contractual maturity, was as follows:

	2006	2005
	(In thousands)
Due in less than one year	$214,809	$88,150
Due in 1-5 years	95,175	92,498

Total	$309,984	$180,648

Realized gains and losses from sales of available securities were not material in 2006, 2005 and 2004.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:    SALES RESERVE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Sales reserve:
Beginning balance	$6,077	$4,631	$4,571
Amounts deducted from revenue	19,315	13,638	8,273
Amounts written off	(18,398)	(12,192)	(8,213)

Ending balance	$6,994	$6,077	$4,631
Allowance for doubtful accounts:
Beginning balance	$1,054	$1,003	$2,266
Amounts (credited) charged to bad debt expense	(58)	899	(601)
Amounts written off	(497)	(848)	(662)

Ending balance	$499	$1,054	$1,003
Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,131	$5,634	$6,837
Amounts deducted from revenue / (credited) charged to bad debt expense	19,257	14,537	7,672
Amounts written off	(18,895)	(13,040)	(8,875)

Ending balance	$7,493	$7,131	$5,634

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

NOTE 8:    GOODWILL AND INTANGIBLE ASSETS, NET

GOODWILL

Amount
(In thousands)
Balance, December 31, 2004	$1,822
Goodwill acquired during the period from Intranets acquisition	26,301
Goodwill adjustments	101

Balance, December 31, 2005	$28,224
Goodwill adjustments	(1,259)

Balance, December 31, 2006	$26,965

During the third quarter of 2005, WebEx acquired Intranets, which resulted in the Company recording $26.3 million of goodwill. See note 5 for further details. WebEx does not expect goodwill recorded on this transaction to be deductible for tax purposes. The goodwill adjustments during 2005 shown in the table above relate to pre-acquisition tax contingencies of $462,000 related to the acquisition of CyberBazaar, offset in part by adjustments of estimated costs to actual costs related to the acquisition of Intranets.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill adjustments during 2006 shown in the table above primarily correspond to the Company’s evaluation of the deferred tax assets and valuation allowance related to the utilization of acquired net operating loss carryforwards. The evaluation completed during the first quarter of 2006 resulted in the realization of the tax benefit of these deferred assets, of which $1.6 million related to net operating loss carryforwards acquired from Intranets. During the third quarter of 2006, the Company received a $159,000 reimbursement from an escrow fund set up in connection with the Company’s acquisition of Intranets to settle a patent claim related to the Intranets product. In addition, during the fourth quarter of 2006, an additional $507,000 was recorded to goodwill related to tax true-ups based on uncertain tax positions at the time of acquisition.

Purchased Intangible Assets

Intangible assets, net as of December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$9,120	$(2,611)	$6,509	$9,120	$(780)	$8,340
Intellectual property rights	4,326	(2,326)	2,000	4,326	(1,987)	2,339
Trade names and domain names	1,556	(588)	968	1,556	(271)	1,285
Customer contracts and relationships	5,123	(1,629)	3,494	5,123	(634)	4,489

Total purchased intangible assets	$20,125	$(7,154)	$12,971	$20,125	$(3,672)	$16,453

Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which ranges from 3-10 years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 by functional expense was as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Cost of revenues	$2,235	$951	$268
Sales and marketing	1,160	382	111
Research and development	85	120	120
General and administrative	2	2	2

Total amortization expense	$3,482	$1,455	501

Future amortization expense of existing intangibles will be as follows:

Year:	Amortization Expense
(In thousands)
2007	$3,359
2008	3,269
2009	3,174
2010	2,240
2011	248
Thereafter	681

Total	$12,971

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9:    INCOME TAXES

Income before income taxes was attributable to the following geographic locations for the following years ended December 31:

	2006	2005	2004
	(In thousands)
United States	$84,760	$84,058	$70,766
Foreign	3,328	2,480	(997)

Income before income tax	$88,088	$86,538	$69,769

Income tax expense attributable to operations for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)
Current:
Federal	$35,899	$27,088	$8,076
State and Local	11,107	6,177	1,797
Foreign	(799)	871	394

Total current income tax expense	46,207	34,136	10,267

Deferred:
Federal	(5,550)	(1,258)	8,165
State and Local	(2,133)	393	4,525
Foreign	990	265	(1,068)

Total deferred income tax (benefit) expense	(6,693)	(600)	11,622

Total income tax expense	$39,514	$33,536	$21,889

An income tax benefit of $15.1 and $10.5 million was allocated to stockholders’ equity related to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes in 2006 and 2005, respectively. In 2004, an income tax liability of $433,000 was recorded and goodwill was increased for a pre-acquisition contingency of an acquired business. In 2005, additional pre-acquisition tax contingencies of $462,000 for the acquired business were determined to be both probable and estimable. These contingencies are now reserved in the full amount of the asserted and unasserted claims. An additional income tax liability was recorded and goodwill related to the acquired business was increased from $1.8 million to $2.3 million.

Income tax expense for the year ended 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	2006	2005	2004
	(In thousands)
Expected income tax provision at statutory rate	$30,831	$30,289	$24,419
State and local income taxes, net of federal benefit	6,510	4,270	3,863
Stock-based compensation related	5,102	—	(1,681)
Foreign tax differential	(584)	3	—
Tax exempt interest	(2,009)	(850)	—
Net change in valuation allowance	225	(28)	(3,755)
Research and development credit	(1,148)	(908)	(653)
Other	587	760	(304)

Total tax expense	$39,514	$33,536	$21,889

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowances and accruals	$5,873	$4,414
Stock-based compensation	3,397	493
Property and equipment	5,233	2,258
Equity investment	686	887
Net operating loss carryforwards	6,377	9,211
Tax credit carryforwards	1,061	823
State taxes	768	406

Gross deferred tax assets	23,395	18,492
Less valuation allowance	(2,053)	(3,440)

Total deferred tax assets	21,342	15,052
Deferred tax liabilities:
Intangible assets	(4,637)	(5,381)
Deferred revenue	(239)	(415)

Gross deferred tax liabilities	(4,876)	(5,796)

Net deferred tax assets	$16,466	$9,256

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2006, a release of $1.7 million of valuation allowance primarily related to net operating loss carryforwards resulted in a tax benefit of $71,000, an increase of $82,000 to additional paid-in capital attributable to the tax benefit of stock options and a $1.6 million reduction to goodwill related to the acquisition of Intranets. The release was offset by an additional increase to the valuation allowance, which resulted in tax expense of $295,000 in 2006 primarily relating to state research and development credits of Intranets, which were determined to be not realizable in the future. In 2005, a release of $415,000 of valuation allowance primarily related to net operating loss carryforwards resulted in a tax benefit of $28,000 and an increase of $387,000 to additional paid-in capital attributable to the tax benefit of stock options. The release of the valuation allowance was recorded in 2006 and 2005, respectively, when the Company updated its forecast of projected income. With the acquisition of Intranets, the Company recorded a valuation allowance of $2.5 million for the net operating loss carryforwards and research and development credits recorded as part of the acquisition. The utilization of the net operating loss carryforwards and research and development credits will be subject to an annual limitation under Internal Revenue Code (IRC) Section 382. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was a decrease of $1.4 million and an increase of $2.0 million, respectively.

The valuation allowance against deferred tax assets of $2.1 million as of December 31, 2006 includes $823,000 related to net operating loss carryforwards, which resulted from the exercise of stock options and $1.3 million for the net operating loss carryforwards and research and development credits recorded as part of the Intranets acquisition. When and if realized, the tax benefit of the net operating loss carryforwards resulting from the exercise of stock options will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. When and if realized, the tax benefit of the net operating loss carryforwards and research and development credits recorded as part of the acquisition will be accounted for as a credit to goodwill rather than a reduction of income tax expense.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes have not been recognized on undistributed earnings from foreign subsidiaries because the Company does not intend to repatriate such earnings.

As of December 31, 2006, the Company has research credit carryforwards for federal income tax purposes of approximately $512,000 that were acquired through the Intranets acquisition. The Company has recorded a valuation allowance against the federal research credits primarily due to the annual restriction under IRC Section 382 on the utilization of such credits. The federal research credit carryforwards will expire at various times through the year 2024.

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

As of December 31, 2006, after the application of IRC Section 382, the Company has approximately $17.0 million and $395,000 of net operating loss carryforwards for federal and state purposes, respectively, available to offset income in future years. The federal net operating loss carryforwards will expire at various times through the year 2022, and the state net operating loss carryforwards will expire at various times through the year 2007. WebEx has approximately $6.0 million of net operating loss carryforwards for foreign income tax purposes, which expire at various times based on the local tax jurisdiction.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Contractual Commitments

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum lease payments and purchase commitments by year and in the aggregate, as of December 31, 2006, were as follows:

	2007	2008	2009	2010	2011	2012 and after	Total
	(In thousands)
Operating leases commitments	$7,686	$7,608	$6,886	$6,271	$4,080	$10,057	$42,588
Purchase commitments	14,815	—	—	—	—	—	14,815

Total	$22,501	$7,608	$6,886	$6,271	$4,080	$10,057	$57,403

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

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rent expense under operating leases was $11.2 million, $9.5 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense was reduced by rental income of $159,000, $106,000 and $77,000 in 2006, 2005 and 2004, respectively.

Purchase Commitments

At December 31, 2006, WebEx had purchase commitments totaling approximately $14.8 million for the usage of telecommunication lines and data services, equipment and software purchases and the construction of leasehold improvements at new leased facilities. These purchase commitments are expected to be settled in cash within 12 months.

Other Commitments

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of December 31, 2006, the Company had no outstanding borrowings under the credit line, but did have $3.4 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

Indemnity and Warranty Obligations

In some of WebEx’s agreements with customers and resellers, WebEx agrees to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to maintain certain service levels in some of its agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by WebEx’s services, could result in a claim for damages against the Company, regardless of its responsibility for the failure, and cause the Company to incur unexpected costs which could unfavorably impact its revenue. Although customers and resellers have on a few occasions brought to

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WebEx’s attention potential third party intellectual property claims, as of December 31, 2006, WebEx had not incurred any liability with respect to its indemnification obligations. Likewise, customers and resellers may bring claims with respect to WebEx’s warranty and service level obligations, but as of December 31, 2006, WebEx has not incurred a material liability with respect to such claims.

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

The composition of the Company’s sales to customers between those in the United States of America and those in other locations for the year ended 2006, 2005 and 2004 is set forth below. Revenue is attributed to a specific geographic location based on the billing address for services since the location of actual use cannot be determined.

	2006	2005	2004
	(In thousands)
United States	$322,035	$268,823	$219,945
Canada	14,536	11,732	10,057

North America	$336,571	$280,555	$230,002
Europe	27,451	19,133	13,922
Other	15,990	8,734	5,209

	$380,012	$308,422	$249,133

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets located in countries outside the Untied States of America totaled $5.0 and $5.2 million as of December 31, 2006 and 2005, respectively.

NOTE 12:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth the quarterly results of operations data for each of the eight quarters ended December 31, 2006 and 2005:

	Three months ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(In thousands, except per share data)
2006 Income Statement Data:
Net revenues	$101,925	$96,761	$92,862	$88,464
Cost of revenues (1)	16,924	17,397	17,653	15,971

Gross profit	85,001	79,364	75,209	72,493
Operating expenses:
Sales and marketing (1)	37,349	35,379	34,610	34,449
Research and development (1)	13,761	13,236	13,296	13,506
General and administrative (1)	9,065	9,740	9,374	9,574

Total operating expenses	60,175	58,355	57,280	57,529

Operating income	24,826	21,009	17,929	14,964
Interest and other income, net	2,956	2,588	2,081	1,735

Income before income taxes	27,782	23,597	20,010	16,699
Provision for income taxes	11,085	11,491	9,290	7,648

Net income	$16,697	$12,106	$10,720	$9,051

Net income per share:
Basic	$0.34	$0.25	$0.22	$0.19
Diluted	$0.33	$0.24	$0.22	$0.19
Weighted average shares used to compute net income per share:
Basic	49,104	48,506	47,843	46,641
Diluted	51,243	50,459	49,739	48,129

(1)    Effective January 1, 2006, WebEx adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Prior to the adoption of SFAS 123R, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Costs and expenses include the following stock-based compensation:

Stock-based compensation:
Cost of revenues	$616	$717	$752	$778
Sales and marketing	2,120	2,373	2,397	2,702
Research and development	1,365	1,422	1,574	1,545
General and administrative	1,439	1,512	1,240	1,604

	$5,540	$6,024	$5,963	$6,629

WEBEX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(In thousands, except per share data)
2005 Income Statement Data:
Net revenues	$83,685	$78,553	$75,329	$70,855
Cost of revenues (1)	14,740	14,491	12,804	11,858

Gross profit	68,945	64,062	62,525	58,997
Operating expenses:
Sales and marketing (1)	28,219	25,640	24,745	24,103
Research and development (1)	12,099	12,565	10,982	10,067
General and administrative (1)	8,371	6,731	5,299	5,783

Total operating expenses	48,689	44,936	41,026	39,953

Operating income	20,256	19,126	21,499	19,044
Interest and other income, net	1,726	1,648	1,502	1,737

Income before income taxes	21,982	20,774	23,001	20,781
Provision for income taxes	8,385	8,099	9,121	7,931

Net income	$13,597	$12,675	$13,880	$12,850

Net income per share:
Basic	$0.29	$0.27	$0.31	$0.29
Diluted	$0.28	$0.26	$0.29	$0.27
Weighted average shares used to compute net income per share:
Basic	46,204	46,208	45,479	44,968
Diluted	47,803	48,428	47,518	46,848

(1)    During 2005, WebEx recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Costs and expenses include the following stock-based compensation:

Stock-based compensation:
Cost of revenues	$—	$—	$—	$—
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	3	3	6	1

	$3	$3	$6	$1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WebEx Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that WebEx Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of WebEx Communications, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that WebEx Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, WebEx Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebEx Communications, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

February 26, 2007

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference to the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders to be held on May 7, 2007 (the “Proxy Statement”). For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act. This information is contained in the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 407 of Regulation S-K calls for disclosure of whether or not the Company has an audit committee and a financial expert serving on the audit committee of its Board of Directors, and if so who that individual is. Item 407 also requires disclosure regarding the Company’s nominating and corporate governance committee and its director nomination process. This information is contained in the Section entitled “Election of Director” in the Proxy Statement and is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. Equity compensation plan information is provided immediately below.

The following table sets forth certain information as of December 31, 2006 with respect to compensation plans of the Company under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,094,956	$23.2	1,324,437	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	7,094,956	$23.2	2,055,882	(3)

(1)	Amounts shown are for options and stock-settled stock appreciation rights only granted under our 1998 Stock Plan and our 2000 Stock Incentive Plan. There were 610,659 shares of nonvested restricted stock units under our 2000 Plan as of December 31, 2006.
(2)	Includes the number of shares reserved under our 2000 Stock Incentive Plan. The number of shares reserved for issuance under our 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s calendar years from 2007 to 2010 by the lesser of (i) 5,500,000 shares, (ii) eight percent (8%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.
(3)	Includes 731,445 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock will be purchased by plan participants at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last day of the offering period, on whichever day the closing price per share is less. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will be increased on the first day of each of the Company’s current and future calendar years from 2007 to 2010 by the lesser of (i) 1,500,000 shares, (ii) two percent (2%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Ratification of Independent Auditors—Audit and Non-Audit Fees” and “Ratification of Independent Auditors – Pre-Approval Policies and Procedures” in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements—See Index to the Consolidated Financial Statements in Item 8 of this Report.

(2)	Financial Statement Schedules—Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits—See Exhibit Index in Item 15(b) of this Report.

(b)	Exhibit Index:

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated August 1, 2005, by and among WebEx Communications, Inc., Atlantic Acquisition Subsidiary, Intranets.com, Inc. and W Capital Partners, L.P., as Stockholder Agent.

3(i)(2)	Amended and Restated Certificate of Incorporation.

3(ii)(3)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

10.1(4)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2*	Registrant’s Amended and Restated 2000 Stock Incentive Plan, and forms of agreements thereto.

10.3(5)*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan.

10.4(2)*	Form of Directors and Officers’ Indemnification Agreement.

10.8(6)	Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

10.9(7)	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.

21.1(8)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 93 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit Number	Description of Document

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibits 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Exhibit 2.01 of Registrant’s Report on Form 8-K (File No. 000-30849) filed on September 15, 2005.
(2)	Incorporated by reference to Exhibits 3.3, 4.1 and 10.4, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2000.
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.
(5)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(6)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(8)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2005.

(c)	See the Consolidated Financial Statements and Supplementary Data beginning on page 44 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2007.

WEBEX COMMUNICATIONS, INC.

By:	/S/ SUBRAH S. IYAR
Subrah S. Iyar Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/S/ SUBRAH S. IYAR Subrah S. Iyar	Chief Executive Officer (Principal Executive Officer), President and Director	February 27, 2007

/S/ MICHAEL T. EVERETT Michael T. Everett	Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/S/ KELLY STECKELBERG Kelly Steckelberg	Principal Accounting Officer	February 27, 2007

/S/ ALFRED R. BERKELEY Alfred R. Berkeley	Director	February 27, 2007

/S/ MICHAEL T. FLYNN Michael T. Flynn	Director	February 27, 2007

/S/ ANTHONY R. MULLER Anthony R. Muller	Director	February 27, 2007

/S/ CASIMIR SKRZYPCZAK Casimir Skrzypczak	Director	February 27, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated August 1, 2005, by and among WebEx Communications, Inc., Atlantic Acquisition Subsidiary, Intranets.com, Inc. and W Capital Partners, L.P., as Stockholder Agent.

3(i)(2)	Amended and Restated Certificate of Incorporation.

3(ii)(3)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

10.1(4)*	Registrant’s Amended and Restated 1998 Stock Plan.

10.2*	Registrant’s Amended and Restated 2000 Stock Incentive Plan, and forms of agreements thereto.

10.3(5)*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan.

10.4(2)*	Form of Directors and Officers’ Indemnification Agreement.

10.8(6)	Agreement of Purchase and Sale of 364 Ferguson Drive, Mountain View, California by and between Granum Limited and the Company dated February 1, 2004, and First Amendment thereto dated February 17, 2004.

10.9(7)	Office Lease by and between Mission Towers LLC and Registrant dated April 21, 2004.

21.1(8)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 93 of this Form 10-K).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibits 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Exhibit 2.01 of Registrant’s Report on Form 8-K (File No. 000-30849) filed on September 15, 2005.
(2)	Incorporated by reference to Exhibits 3.3, 4.1 and 10.4, respectively, of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2000.
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on March 31, 2000.

(5)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(6)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(8)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2005.
(c)	See the Consolidated Financial Statements and Supplementary Data beginning on page 44 of this Report. Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.