Form 10-K/A
period 2006-12-31
WEBEX COMMUNICATIONS INC
filed 2007-04-30
CIK 1109935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The number of shares of WebEx common stock outstanding as of April 25, 2007 was 50,325,100 shares.

Explanatory Note

WebEx Communications, Inc. is filing this Amendment No. 1 to Form 10-K (the “Amended Report”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 27, 2007 (the “Original Report”). The Amended Report is being filed solely to add required disclosure to Items 10, 11, 12, 13 and 14 of Part III of our Original Report, which are amended and restated in their entirety as contained in this Amended Report.

Prior to March 15, 2007, the date we executed that certain Agreement and Plan of Merger with Cisco Systems, Inc, we had intended to incorporate the disclosure contained in this Amended Report by reference from a proxy statement for our 2007 Annual Meeting of Stockholders. Because of the pending acquisition of us by Cisco Systems, we will not being filing a proxy statement prior to April 30, 2007. As a result, we are filing this Amended Report to include the disclosure required by Items 10, 11, 12, 13 and 14 of Part III.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

All references to the “Company,” “we,” “us” or “our” shall mean WebEx Communications, Inc.

WEBEX COMMUNICATIONS, INC.

FORM 10-K/A

For the Year Ended December 31, 2006

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the name, age and position of each of our directors as of April 25, 2007.

Name	Age	Position	Term
Subrah S. Iyar	49	Chairman of the Board and Chief Executive Officer	2009
Casimir Skrzypczak	66	Lead Director	2007
Alfred R. Berkeley III	62	Director	2008
Michael T. Flynn	58	Director	2007
Anthony R. Muller	64	Director	2008

Subrah S. Iyar is a co-founder of WebEx and has served as its Chairman and Chief Executive Officer since February 1997. Prior to founding WebEx, Mr. Iyar served as Vice President and General Manager of the Northern California Internet Business division of Quarterdeck Corporation, a software company, from October 1995 until November 1996. From 1983 to 1995, Mr. Iyar held several senior positions in Business Development, Marketing and Sales management at Apple Computer, Inc., a computer hardware company, and Intel Corporation, a semiconductor company. Mr. Iyar holds a B.S. in Electrical Engineering from the Indian Institute of Technology and an M.S. in Computer Engineering from the University of Southwestern Louisiana.

Casimir Skrzypczak has served as a director of WebEx since August 2002 and Lead Director since April 2003. Since 2001, Mr. Skrzypczak has served as a board member of several public and private companies. From November 1999 to July 2001, Mr. Skrzypczak was Senior Vice President at Cisco. From March 1997 to October 1999, Mr. Skrzypczak served as Corporate Vice President and Group President of Professional Services at Telcordia Technologies, Inc., a supplier of products and services to the telecommunications industry. Prior to joining Telcordia, Mr. Skrzypczak served as Chief Technical Officer of Nynex, a regional telecommunications equipment and services provider and which through merger became part of telecommunications equipment and services provider Verizon Communications. Mr. Skrzypczak serves on the boards of Sirenza Microdevices Inc., a supplier of integrated circuits for the wireless and wireline telecommunications markets, ECI Telecom Ltd, a provider of telecommunications networking solutions, JDS Uniphase Corporation, a manufacturer of fiber-optic products, Somera Communications, Inc, a provider of telecommunications equipment and services, and a number of privately-held technology companies. Mr. Skrzypczak holds a B.S. in Mechanical Engineering from Villanova University and an M.S. in Operations Research from Hofstra University.

Alfred R. Berkeley III has served as a director of WebEx since May 2005. Mr. Berkeley has served as Chairman and Chief Executive Officer of Pipeline Financial Group, Inc., a privately-held entity which is the sole owner of Pipeline Trading Systems, LLC, a registered Alternative Trading System, since September 2004, and Chairman of e-Xchange Advantage Corp., the parent of Pipeline, since September 2003. From July 2000 to August 2003, Mr. Berkeley served as Vice Chairman of the Board of The NASDAQ Stock Market LLC, the world’s largest electronic stock market. From June 1996 to July 2000, Mr. Berkeley served as President of The NASDAQ Stock Market LLC, and prior to that was a general partner and then managing director of Alex. Brown & Sons, an investment bank subsequently acquired by Deutsche Bank A.G. and whose technology group Mr. Berkeley co-founded in 1975. Mr. Berkeley also serves on the boards of Princeton Capital Management, Inc., a registered investment advisor; Kintera Inc., a software company; The National Research Exchange, LLC, a registered broker-dealer; and several private organizations. Mr. Berkeley holds a B.A. degree from the University of Virginia and an M.B.A. from the Wharton School of Finance at the University of Pennsylvania.

Michael T. Flynn has served as a director of WebEx since January 2004. Prior to his retirement in March 2004, Mr. Flynn served as an officer of ALLTEL Corporation, an integrated telecommunications provider. From May 2003 to March 2004, Mr. Flynn served as Assistant to the Chief Executive Officer of ALLTEL Corporation. From April 1997 to May 2003, Mr. Flynn served as Group President of Communications of ALLTEL. From June 1994 to April 1997, Mr. Flynn served as President of the Telephone Group of ALLTEL. Mr. Flynn serves on the board of Airspan Networks Inc, a provider of fixed wireless DSL equipment, and on the boards of several private companies. Mr. Flynn holds a B.S. in Industrial Engineering from Texas A&M University.

Anthony R. Muller has served as a director of WebEx since February 2002. From January 1998 until his retirement in February 2003, Mr. Muller was Executive Vice President and Chief Financial Officer of JDS Uniphase Corporation, a manufacturer of optical products for communications and industrial, commercial and consumer applications. Mr. Muller also serves as a member of the board of directors of Symyx Technologies, Inc., a provider of research technologies and software for the chemicals, energy, life sciences and consumer products industries. Mr. Muller holds a B.A. degree from the University of Pennsylvania and an M.B.A. degree from Stanford University.

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of the Original Report.

To our knowledge, no current director or executive officer of WebEx has been convicted in a criminal proceeding during the last five years and no director or executive officer of WebEx was a party to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, commodities laws or federal or state securities laws, or a finding of any violation of commodities laws or federal or state securities laws.

There are no family relationships among any of our directors or our executive officers.

The Board of Directors and Board Committees

Our Board has appointed an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Our Board has adopted charters for each of these committees. Copies of the charters of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are available on our website at www.WebEx.com on our “Investors” webpage. The information on our website is not incorporated into this report.

Audit Committee

Number of Members:	Three

Members:	Mr. Flynn Mr. Muller (chairman) Mr. Skrzypczak

Number of Meetings in 2006:	Nine

Functions:	Reviews the scope of the annual audit, oversees our internal audit function including compliance with Sarbanes-Oxley-mandated requirements relating to internal control over financial reporting, and serves as a confidential communications channel for employee “whistleblower” communications. With regard to our independent auditors, the Audit Committee (1) selects, compensates, evaluates, and approves the audit fees of, the independent auditors; (2) pre-approves non-audit services provided by the independent auditors; (3) monitors our relationship with our independent auditors; (4) reviews our internal accounting procedures and financial management practices and processes with our independent auditors, as well as with management; and (5) when appropriate, recommends to the Board replacement of the independent auditors.

Compensation Committee

Number of Members:	Three

Members:	Mr. Berkeley Mr. Flynn (chairman) Mr. Skrzypczak

Number of Meetings in 2006:	Four

Functions:	Assists in the implementation of, and provides recommendations with respect to, general and specific compensation policies and practices of WebEx for directors, officers and other employees, administers the various incentive compensation and benefit plans and recommends policies relating to such plans. Reviews the performance of and establishes the compensation of our executive officers including the chief executive officer.

Governance and Nominating Committee

Number of Members:	Three

Members:	Mr. Berkeley Mr. Muller Mr. Skrzypczak (chairman)

Number of Meetings in 2006:	Four

Functions:	Identifies individuals qualified to become members of our Board, recommends the director nominees to be considered for election at the annual meeting of stockholders, develops and recommends to our Board a set of corporate governance policies and codes of ethics to be applicable to us, evaluates the performance of our management, and performs such other duties and responsibilities as set forth in the charter of the committee. The Governance and Nominating Committee will consider nominees for our Board recommended by our stockholders.

Audit Committee Financial Expert

Our Audit Committee has at least one “audit committee financial expert.” The name of the Audit Committee financial expert is Anthony R. Muller, and our Board has determined that he is “independent” as that term is defined by the SEC and the listing standards of the NASDAQ Stock Market.

Code of Ethics

We have adopted a code of ethics that applies to all our employees, including our principal executive officer, our principal financial officer, our principal accounting officer and persons performing similar functions. This code of ethics, called a Code of Conduct, is available free of charge on our public website (www.WebEx.com) on the investor relations webpage. A copy of the Code of Conduct may also be obtained, from us, without charge, through written request to our Secretary, sent to our principal executive offices at 3979 Freedom Circle, Santa Clara, California 95054. Future amendments or waivers relating to the Code of Conduct will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this Information Statement those persons who failed to timely file these reports. To our knowledge, based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us pursuant to Rule 16a-3(e) of Exchange Act, we believe that all of the Section 16 filing requirements were satisfied for 2006, except for the following transactions:

(1) a sale of 25,000 shares of our Common Stock on March 2, 2006 by Subrah S. Iyar pursuant to his 10(b)5-1 plan;

(2) a stock option exercise of 9,880 shares of our Common Stock on April 10, 2006 by Subrah S. Iyar;

(3) the grant of stock appreciation rights for 10,000, 10,000, 10,000 and 15,000 shares under our 2000 Stock Incentive Plan on May 10, 2006 to each of our non-employee members of our Board of Directors, Alfred R. Berkeley III, Michael T. Flynn, Anthony R. Muller and Casimir Skrzypczak, respectively;

(4) a grant of stock appreciation rights for 36,000 shares and restricted stock units for 8,000 shares on June 15, 2006 under our 2000 Stock Incentive Plan to Kelly Steckelberg;

(5) a sale of (a) 5,000 shares of our Common Stock, (b) a sale of 2,249 shares of our Common Stock and (c) a “same-day” stock option exercise and sale of 5,000 shares of our Common Stock on June 29, 2006 by David M. Berman; and

(6) a “same-day” stock option exercise and sale of 27,083 shares of our Common Stock on November 2, 2006 by Rick Faulk.

Each of the foregoing transactions was subsequently reported on a Form 4.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General Philosophy

We compensate our executive officers through a mix of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders. We believe a competitive compensation program is necessary to recruit and retain talented leaders, which we believe is critical to our success. Our compensation setting process consists of reviewing each component of compensation so that our compensation reflects the level of responsibility and performance of the individual executive, and so that it is reasonably consistent with market data for similar positions from comparable companies.

The executive cash bonus portion of the executive compensation program is based on revenue, profitability and other metrics set by our Board. The equity compensation program is designed to align the compensation of executive officers with the interests of the stockholders because it is tied to the performance of our stock price and, in some cases, other performance metrics established by our Compensation Committee. We also provide equity compensation to all our employees, which we believe helps to motivate the employees, create a common bond among all employees, create an incentive for the employees to strive to make us successful, and align the employees’ interests with those of the stockholders.

Compensation Committee Approval

Our Compensation Committee, which is made up entirely of independent directors, approves all executive compensation. This includes equity compensation as well as cash compensation. The chief executive officer makes recommendations to our Compensation Committee on the amount of cash and equity compensation for all executive officers other than himself. The chief executive officer’s compensation is set in the discretion of our Compensation Committee.

Market Data and Trends in Compensation

Our Compensation Committee reviews executive compensation data for specific positions in comparable companies provided by Radford Surveys & Consulting for companies with revenue in a range similar to our revenue. The total target compensation of our executive officers generally ranges between the 25th and 75th percentile for similar positions in companies with comparable revenue ranges. Historically, we have paid cash compensation that was less than that paid at most companies with comparable revenue, but paid a greater percentage of total compensation than many other companies in stock options. Over the last few years, we have reduced equity compensation and increased cash compensation to be more consistent with the average compensation paid by other companies of similar size.

Cash Compensation

Our Compensation Committee sets cash compensation for executive officers, consisting of base salary and target bonuses. Each executive officer’s compensation depends on that individual’s areas of responsibility, performance, contributions to WebEx, and the market data for similar positions in similarly-sized companies. In 2006, total cash compensation our employees at the vice president-and-above level ranged from $200,000 to $500,000.

Allocation Between Salary and Bonus

Our Compensation Committee considers the allocation in total cash compensation between base salary and target bonuses. Bonus compensation of executive officers varies between 29% and 50% of total cash compensation. In 2006, the chief executive officer’s target bonus was 50% of his total cash compensation. For most sales vice presidents, target bonus was also 50% of total cash compensation. The bonus percentage awarded to other executive officers for 2006 performance varied between 29% and 38% of total cash compensation. In general, sales executives and other more highly compensated executives have a higher percentage of their total compensation paid through our cash bonus program.

Base Salary

We seek to offer base salaries to our executive officers that are competitive and allow us to recruit and retain talented executives. Our Compensation Committee reviews the base salaries of our executive officers on an annual basis and reviews offers being made to new officers when they are being hired, to ensure that the salaries are sufficient to retain and recruit officers while still being comparable to the market data for similar positions in companies of similar size.

Executive Cash Bonus Plans

Bonus Plan for 2006 Calendar Year

We adopted an executive cash bonus plan in 2006 that covered our chief executive officer, other named executive officers, including our then-serving chief operating officer, and our other executives who directly report to either our chief executive officer or our chief operating officer. Under the 2006 executive cash bonus plan, each participant was assigned an annual target bonus which, depending on the executive officer, was between 20% and 100% of the executive officer’s base salary. The bonus plan set quarterly WebEx performance benchmarks for incremental quarterly revenue, profitability and service quality. Payouts of the bonus under the bonus plan were made quarterly based on our achievement relative to the benchmark in each of our three performance areas. The bonus plan also set forth minimum achievement levels in each of the three areas. If the revenue or profitability minimums were not met, no bonus was paid. If the quality metrics were not met, the bonus was reduced. If we achieved or exceeded these minimum levels, then the bonus amount payable, as a percentage of each executive officer’s target, depended on our actual achievement relative to the benchmarks in the three performance areas. A bonus in excess of an executive officer’s annual target was possible if there was significant over-achievement in revenue relative to the benchmark, with the maximum bonus payable under the executive cash bonus plan in each case being 200% of the executive officer’s target amount. Bonus amounts otherwise due could also be reduced or eliminated for failure to achieve certain profitability benchmarks, and could be reduced by up to 20% for failing to achieve other special objectives set by our Compensation Committee relating to the quality of our services. Our Compensation Committee had the ability to reset targets for significant events and unforeseen circumstances. In setting these benchmarks, our Compensation Committee set goals that would require substantial effort to attain.

The portion of an executive officer’s bonus in 2006 that was attributed to the executive cash bonus plan depended on the executive officer’s position. For the chief executive officer and his direct reports, 100% of their respective bonuses were based on the executive cash bonus plan. For most other vice presidents, 50% of their respective bonuses were based on the executive cash bonus plan and 50% based on other metrics, including individual performance. Bonuses of sales vice presidents were based primarily on achievement of their sales quotas.

The aggregate percentage of target bonuses paid each quarter under the bonus plan in 2006 were as follows:

Quarter	Percent of Target Payout
January–March 2006	175.90%
April–June 2006	26.13%
July–September 2006	90.00%
October–December 2006	90.00%

In 2006, Messrs. Iyar, Everett, Faulk, Berman and Griffiths earned a bonus equal to 95.5%, 49.6%, 51.5%, 23.7% and 43.2%, respectively, of their respective base salary.

Bonus Plan for 2007 Calendar Year

In January 2007, our Board established the performance measures for our executive cash bonus plan, effective as of January 1, 2007. The bonus plan covers our chief executive officer, our chief financial officer and certain other executive officers. Under the 2007 executive cash bonus plan, each participant was assigned an annual target bonus which, depending on the executive officer, was between 25% and 100% of the executive officer’s base salary. Bonuses will be paid on a quarterly basis, based on performance in the preceding quarter. The amount of the bonus paid each quarter is subject to approval by our Compensation Committee, and the amount that would otherwise be due under the executive cash bonus plan may be modified or eliminated by our Compensation Committee. The bonus for Subrah S. Iyar, our chief executive officer, is within the discretion of our Compensation Committee. The bonus for Rick Faulk, our chief marketing officer, is based on specific marketing objectives recommended to our Compensation Committee by Mr. Iyar. For other executive officers, the executive cash bonus plan consists of two components: (1) 20% from the chief executive officer’s recommendation based on individual contribution (“Individual Performance Portion”), and (2) 80% from a formula based on our financial performance and other metrics (“WebEx Performance Portion”). The WebEx Performance Portion is determined primarily by our achievement of an incremental quarterly revenue goal which is set by our Compensation Committee each quarter. The WebEx Performance Portion may be reduced for failure to achieve the revenue goal and the bonus may be eliminated entirely if the revenue falls below a certain threshold. The WebEx Performance Portion may be increased for achieving incremental quarterly revenue above the goal, if such over-achievement of incremental quarterly revenue also meets certain profitability criteria. The maximum bonus payable each quarter under the WebEx Performance Portion of the executive cash bonus plan is 200% of the target amount. Amounts otherwise due under the WebEx Performance Portion may also be reduced or eliminated for failure to achieve certain profitability goals and may also be reduced by up to 20% for failing to achieve other special objectives set by our Compensation Committee each quarter. Our Compensation Committee set special objectives for the first quarter of 2007 based on service availability and customer retention. In setting the Individual Performance Portion and the WebEx Performance Portion, our Compensation Committee set performance goals that would require substantial effort to attain.

Bonuses for vice presidents who do not report directly to the chief executive officer are based partially on this executive cash bonus plan and partially on specified personal objectives or, in the case of sales vice presidents, achievement of sales quotas.

Chief Executive Officer Salary and Bonus

In 2006, our chief executive officer’s annual base salary was $250,000 and his annual target bonus was $250,000, which have remained the same in 2007. This amount of cash compensation is well below that of most chief executive officers at comparable companies. Mr. Iyar has maintained this annual level of cash compensation since July 2003. In February 2007, during its annual review of the salaries of our executive officers, our Compensation Committee offered to increase Mr. Iyar’s annual base salary and annual target bonus to be more in line with what other chief executive officers at comparable companies are being paid. Mr. Iyar refused any increase in his salary or bonus and remained at his current level of compensation.

Equity Compensation

Historically, the primary form of equity compensation that we awarded consisted of stock options. We selected this form because of the favorable accounting and tax treatments and the widespread expectation by employees in our industry that they would receive stock options. However, beginning in 2006 the accounting treatment for stock options changed as a result of Statement of Financial Accounting Standards No. 123(R), causing us to incur an expense on our income statement from the issuance of stock options. In 2005, in anticipation of the announced change in accounting standards, our Compensation Committee began reviewing alternative forms of equity compensation. Our Compensation Committee determined that by changing our equity compensation program from stock options to restricted stock units for most employees, together with stock appreciation rights for more senior positions, we could reduce our expense and the dilution of our stock from equity compensation, while still maintaining a competitive compensation plan for our employees.

Restricted stock units are full value shares that do not have an exercise price. When a restricted stock unit vests, we deduct an amount to meet the tax withholding requirements and pay the balance to the employee in the form of shares of our Common Stock. Stock appreciation rights are similar to stock options, in that the employee receives the value from the appreciation in the stock price between the time the equity grant is given and the time the employee exercises his or her rights. However, with stock appreciation rights, we issue to the employee only the number of shares which represents the appreciated value (after tax withholding) at the time of exercise, and therefore fewer shares are issued than the number of stock appreciation rights granted. Thus, with stock appreciation rights there is less dilution of our Common Stock than with stock options. Under our current company-wide equity compensation program, which we implemented in April 2006, our executive officers receive both stock appreciation rights and restricted stock units. Our Compensation Committee has determined that a restricted stock unit, which is worth the full value of the stock price at the time it vests, is more valuable than a stock appreciation right, which is worth only the appreciation in value between the time of grant and the time of exercise. Generally, executive officers receive one restricted stock unit for every three stock appreciation rights.

In addition to initial equity grants an employee receives when an employee first starts working at WebEx, our Compensation Committee also approves grants each year to some of the existing employees, in order to provide continued incentive for such employees to remain at WebEx even after their initial grant is fully vested. These additional grants are referred to as “refresh” grants. An employee’s performance and level in WebEx determine whether and what amount of refresh grants the employee receives.

Commencing with the refresh grant in November 2006, our Compensation Committee began approving both performance-based and time-based restricted stock units for executive officers. Since that date, 50% of the restricted stock units awarded for executive officers are time-based and 50% are performance-based. Performance-based restricted stock units vest when each of the following two conditions is satisfied: (1) when the sum of our net revenue amounts, as reported in our quarterly financial statements and calculated according to generally accepted accounting principles (GAAP), over four consecutive quarters is $1 billion or higher, and (2) when, over the same four quarters, our average “operating margin”—defined as the quotient obtained by dividing our quarterly “operating income” by quarterly net revenue, each calculated according to GAAP—is 15% or greater. Time-based restricted stock units, like stock appreciation rights and stock options, vest on a pre-set schedule.

For the initial grants to executive officers, vesting is generally 25% after one year with vesting continuing monthly for stock options and stock appreciation rights or quarterly for restricted stock units over the following three years. Refresh grants for executive officers generally commence vesting when all previous grants have fully vested and complete vesting four years after grant. This provides both us and the executive officer a relatively constant rate of vesting per month and quarter, rather than a constantly increasing monthly or quarterly vesting profile as additional equity awards are made to the executive officer. For example, an executive officer is granted two stock options, one in November 2003 and one in November 2005, both with vesting over four years. The 2005 stock option would not begin vesting until November 2007, when the 2003 stock option becomes fully vested. The 2005 stock option will then vest ratably over the following 24 months, becoming fully vested in 2009.

The amount of equity granted to an executive officer when he or she is first hired is based on the position and the amounts granted recently to other new executives in WebEx. The amount of refresh grants to executive officers is based on the individual’s position, performance and the number of unvested shares that individual has relative to his or her peers. Our Compensation Committee also takes into consideration the number of shares that the executive will vest each month after the grant relative to other executives. Our Compensation Committee reviews equity compensation as part of the overall package of compensation to ensure that it is appropriate in light of the individual’s other compensation elements and is in line with market data for that position from other comparable companies.

All equity grants are made pursuant to our 2000 Stock Incentive Plan. Each of these equity awards has a term of 10 years, subject to earlier termination in certain events related to termination of employment.

Change of Control Provisions

Our employees at the vice president-and-above level have change of control provisions in certain of their equity grants. These generally provide for 25% or 33% acceleration in the event of a change of control and 100% acceleration in the event the individual is terminated or constructively discharged within one year following the change of control. These provisions require that the officer provide transition assistance if requested by the surviving entity as a condition of receiving acceleration.

Equity Compensation Approval Process

The amount of equity grants offered to each level of employee is determined by guidelines approved by our Compensation Committee. In addition, our Compensation Committee approves each individual equity grant. For most employees, our Compensation Committee approves grants through a monthly process by which the general counsel sends to the members of our Compensation Committee a list of the new hires and promotions for the previous month including the recommended grants for each employee in accordance with our Compensation Committee’s guidelines. When the general counsel has received the written approval of all three Committee members, the grant is considered approved and the exercise price of stock options or stock appreciation rights is set based on the closing stock price on that date. In some cases, equity grant proposals are made on the day of our Compensation Committee’s regularly scheduled meetings and are approved at those meetings. The grants that are approved at our Compensation Committee meetings, rather than through the monthly written consent process, are generally refresh grants or grants to new or promoted executives. In either case, the exercise price of stock options or stock appreciation rights are set on the day the grant is approved by our Compensation Committee.

The refresh grants for 2006 were approved on the last regularly scheduled meeting of our Compensation Committee in November. The date of that grant was set by our Board well in advance of the meeting. Our Compensation Committee does not approve equity grants with an exercise price that is different from the market price on the date the grant is approved, nor does it select the timing of equity grants to achieve more favorable pricing to the employees.

Other Benefits

Executives do not have benefits other than those described above and those offered generally to all employees. The benefits available to all employees located in the United States include the following: (1) health care, including medical, dental and vision, (2) an employee stock purchase plan, (3) life and disability insurance, (4) employee assistance program, (5) flexible spending accounts, (6) 401k plan, and (7) profit sharing. The profit sharing is a discretionary distribution that is made to the employees’ 401k plan in the United States. Our Compensation Committee has approved guidelines for the profit sharing plan and reviews the awards, if any, that are given each quarter. The amount of the profit sharing is the same amount for all employees regardless of position or salary. WebEx employees, including executives, do not have pre-arranged cash severance payments in the event of dismissal or change of control of the Company. There are no other benefit plans or perquisites made available to executives other than those enumerated above.

Tax Considerations

Section 162(m) of the Internal Revenue Code disallows a tax deduction for compensation in excess of $1 million paid to our chief executive officer or any of our other executive officers whose total compensation is required to be reported in our proxy statement by reason of being one of the three most highly compensated officers (other than our chief executive officer and chief financial officer). Our Compensation Committee may elect to provide our officers with compensation that is not fully deductible under Section 162(m) if it determines that such awards are consistent with our philosophy and in the best interests of our stockholders.

Section 409A of the Internal Revenue Code provides that amounts deferred under nonqualified deferred compensation plans are included in an employee’s income when they vest unless specified requirements are met. If these requirements are not met, employees are also subject to an additional income tax and interest penalties. None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Section 280G of the Internal Revenue Code disallows a company’s tax deduction for what are defined as “excess parachute payments,” and Section 4999 imposes a 20% excise tax on any person who receives excess parachute payments. As discussed below, our named executive officers are entitled to certain acceleration of vesting of equity awards upon or following a change of control of our company, which could contribute to potential excess parachute payments. The named executive officers are not entitled to tax gross up payments for the excise tax in the event that the aggregate value of all covered payments exceeds the maximum amount which can be paid to the executive without the executive incurring an excise tax.

2006 Summary Compensation Table

The following table sets forth compensation for services rendered in all capacities to us for the year ended December 31, 2006 for our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers as of December 31, 2006 whose total compensation for 2006 exceeded $100,000 and two individuals who would have been one of the three most highly compensated executive officers had they been employed by us on December 31, 2006, whom we refer to in this report as the named executive officers.

Name & Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Subrah S. Iyar Chief Executive Officer	2006	250,000		1,424	11,554	1,808,765		238,756		—		2,310,499

Michael T. Everett	2006	284,000		1,622	5,315	558,821		140,780		—		990,438
Chief Financial Officer
Rick Faulk	2006	235,000		1,565	—	721,790		1,106,553	(3)	—		2,064,908
Chief Marketing Officer
David M. Berman	2006	187,499	(4)	2,843	5,778	409,819		150,575	(5)	—		756,514
President, Worldwide Sales and Services
Gary A. Griffiths	2006	229,167		—	8,493	392,406		98,902		—		728,968
President, Products and Operations
William Heil (6)	2006	118,461		—	—	298,879	(8)	87,940		300,000	(9)	805,280
Former President
Shawn Farshchi(7)	2006	239,182		—	—	296,897	(8)	58,543		131,000	(9)	725,622
Former VP/Chief Information Officer

(1)	Represents discretionary bonus amounts.
(2)	Represents the compensation costs for financial reporting purposes for the year under SFAS 123R, but excluding any estimate for future forfeitures. See Note 2 to the Notes of Consolidated Financial Statements in Item 8 in our Original Report for the assumptions made in determining SFAS 123R values.
(3)	Amount consists of $121,029 under our executive bonus plan and approximately $985,524 for Mr. Faulk remaining in our employ for at least a one-year period following our acquisition of Intranets.com, Inc. in September 2005. Mr. Faulk was an executive officer of Intranets at the time of the acquisition and is currently one of our executive officers.
(4)	Amount includes commissions earned in 2006.
(5)	Of this amount, 30% represents a bonus earned under our executive bonus plan and 70% represents payments earned upon achievement of Mr. Berman’s quarterly sales quota amounts.
(6)	Pursuant to a separation agreement with Mr. Heil, Mr. Heil ceased to be our employee as of April 30, 2006, and all equity instruments granted to Mr. Heil expired 90 days thereafter.
(7)	Pursuant to a separation agreement with Mr. Farshchi, Mr. Farshchi ceased to be our employee as of December 4, 2006, and all equity instruments granted to Mr. Farshchi expired 90 days thereafter.
(8)	All options awards expired due to termination of employment.
(9)	Amounts represent severance payments made under separation agreements.

Grants of 2006 Plan-Based Awards

The following table sets forth information on incentive plan awards in 2006 to our named executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Subrah S. Iyar(1)		50,000	250,000	500,000
	11/06/06				0	8,334	0				319,776
	11/06/06							8,333			319,737
	11/06/06								50,000	38.37	834,450
Michael T. Everett(2)		56,800	284,000	568,000
	11/06/06				0	3,834	0				147,111
	11/06/06							3,833			147,072
	11/06/06								23,000	38.37	383,847
Rick Faulk		47,000	235,000	470,000
David M. Berman(3)		37,500	187,499	374,998
	11/06/06				0	2,500	0				95,925
	11/06/06				0	1,500	0				57,555
	11/06/06							2,500			95,925
	11/06/06							1,500			57,555
	11/06/06								15,000	38.37	250,335
	11/06/06								9,000	38.37	150,201
	02/06/06								40,000	26.38	557,600
Gary A. Griffiths(4)		45,833	229,167	458,334
	11/06/06				0	1,667	0				63,963
	11/06/06				0	1,334	0				51,186
	11/06/06							1,666			63,924
	11/06/06							1,333			51,147
	11/06/06								10,000	38.37	166,890
	11/06/06								8,000	38.37	133,512
	11/06/06								120,000	26.38	1,672,800

(1)

SARs for 50,000 shares vests monthly over a two-year period ending in November 2008 and time-based RSU of 8,333 shares vests as to 25% of the shares on each of the approximate 15th, 18th, 21st and 24th month anniversaries of the grant date.

(2)

SARs for 23,000 shares vests monthly over a four-year period ending in November 2010 and time-based RSU of 8,333 shares vests as to 25% of the shares on each of the 39th, 42nd, 45th and 48th month anniversaries of the grant date.

(3)

SARs for 15,000 and 9,000 shares vests monthly over a four-year period ending in November 2010; time-based RSU of 2,500 shares vests as to 33% of the shares on each of the 42nd, 45th and 48th month anniversaries of the grant date; time-based RSU of 1,500 shares vests quarterly and ratably over a four-year period; stock option of 40,000 shares vests, as to 8,333 shares on a monthly and ratable basis between the grant date and the 10-month anniversary of the grant date, as to the next 30,000 shares on a monthly and ratable basis between the 10th and 46th month anniversaries of the grant date, and as to the remaining 1,667 shares on a monthly and ratable basis on the 47th and 48th month anniversaries of the grant date.

(4)

SARs for 10,000 and 8,000 shares vests monthly over a four-year period ending in November 2010; time-based RSU of 1,667 shares vests as to 33% of the shares on each of the 42nd, 45th and 48th month anniversaries of the grant date; time-based RSU of 1,333 shares vests quarterly and ratably over a four-year period; stock option of 120,000 shares vests, as to 30,000 shares on a monthly and ratable basis between the grant date and the 10-month anniversary of the grant date, as to the next 25,000 shares on a monthly and ratable basis between the 10th and 22nd month anniversary of the grant date, as to the next 60,000 shares on a monthly and ratable basis between the 22nd and 46th month anniversaries of the grant date, and as to the remaining 5,000 shares on a monthly and ratable basis on the 47th and 48th month anniversaries of the grant date.

Narrative to Summary Compensation Table and Grants of 2006 Plan-Based Awards

See Compensation Discussion and Analysis above for complete description of compensation plans pursuant to which the amounts listed under the Summary Compensation Table and Grants of 2006 Plan-Based Awards were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also describes the options, stock appreciation rights and restricted stock grants.

Outstanding Equity Awards at 2006 Fiscal Year-End Table

The following sets forth information regarding outstanding equity-based awards, including the potential dollar amounts realizable with respect to each award, and the option exercise prices and expiration dates for each award.

		Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)
Subrah S. Iyar	—	—	—	—	8,333	—
	—	—	—	—	—	8,334
	—	50,000	38.37	11/06/16	—	—
	46,875	103,125	23.61	11/09/15	—	—
	187,500	—	20.92	07/22/14	—	—
	500	—	17.60	03/08/07	—	—
	460,000	—	25.57	07/26/11	—	—
Michael T. Everett	—	—	—	—	3,833	—
	—	—	—	—	—	3,834
	—	23,000	38.37	11/06/16	—	—
	—	52,500	23.61	11/09/15	—	—
	—	60,000	20.92	07/22/14	—	—
	160,166	20,834	10.16	04/21/13	—	—
Rick Faulk	4,167	118,750	24.60	09/16/15	—	—
David M. Berman	—	—	—	—	2,500	—
	—	—	—	—	1,500	—
	—	—	—	—	—	2,500
	—	—	—	—	—	1,500
	—	15,000	38.37	11/06/16	—	—
	187	8,813	38.37	11/06/16	—	—
	8,333	31,667	26.38	02/06/16	—	—
	—	30,000	23.61	11/09/15	—	—
	—	24,000	20.92	07/22/14	—	—
	12,133	13,867	16.27	07/16/13	—	—
	7,560	—	17.26	05/15/12	—	—
	25,000	—	24.00	01/17/11	—	—
Gary A. Griffiths	—	—	—	—	1,666	—
	—	—	—	—	1,333	—
	—	—	—	—	—	1,667
	—	—	—	—	—	1,334
	—	10,000	38.37	11/06/16	—	—
	166	7,834	38.37	11/06/16	—	—
	—	120,000	26.38	02/06/16	—	—

All equity grants with expiration dates in the year 2016 are grants that were made in 2006, the details of which are disclosed in the 2006 Grant of Plan-Based Awards table. All other equity grants are stock option grants.

2006 Option Exercises and Stock Vesting Table

The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards during fiscal year 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise($) (1)
Subrah S. Iyar	9,880	89,661
Michael T. Everett	75,000	1,615,721
Rick Faulk	27,083	666,242
David M. Berman	25,000	308,194
William Heil (2)	153,733	1,616,315
Shawn Farshchi (3)	63,000	1,551,988

(1)	Calculated based on the fair market value of the underlying securities at the time of exercise minus the exercise price, multiplied by the number of shares underlying the option.
(2)	Pursuant to a separation agreement with Mr. Heil, Mr. Heil ceased to be our employee as of April 30, 2006, and all options granted to Mr. Heil expired 90 days thereafter.
(3)	Pursuant to a separation agreement with Mr. Farshchi, Mr. Farshchi ceased to be our employee as of December 4, 2006, and all options granted to Mr. Farshchi expired 90 days thereafter.

Pension Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified defined benefit plans if our Compensation Committee determines that doing so is in our best interests.

Potential Payments upon Termination or Change-of-Control

For a discussion of any potential payments upon termination or change-of-control, see “Employment Agreements and Change-of-Control Arrangements” under Item 12 of this Amended Report.

Director Compensation

Mr. Iyar, the only executive officer who serves on our Board, does not receive any additional compensation for his board service. The following table sets forth the compensation amounts paid to each non-employee director for his service during the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash($)	Option Awards ($)(1)(2)	Total($)
Casimir Skrzypczak	59,000	218,750	277,750
Alfred R. Berkeley III	35,000	158,121	193,121
Michael T. Flynn	41,500	127,386	168,886
Anthony R. Muller	55,000	139,619	194,619

(1)	The table below sets forth the aggregate number of stock awards and option awards held by our non-employee directors as of December 31, 2006.

Name	Option Awards
Casimir Skrzypczak	86,542
Alfred R. Berkeley III	50,000
Michael T. Flynn	50,000
Anthony R. Muller	155,000
(2)	Each non-employee director received stock appreciation rights in 2006 with a grant date fair value of $167,537 (10,000 shares), except Mr. Skrzypczak who received a stock appreciation right with a grant date fair value of $251,306 (15,000 shares). Represents the compensation costs for financial reporting purposes for the year under SFAS 123R, but excluding any estimate for future forfeitures. See Note 2 to the Notes of Consolidated Financial Statements in Item 8 in our Annual Report on Form 10-K for the assumptions made in determining SFAS 123R values.

Narrative Description of Director Compensation

Directors who are employees of WebEx do not receive any cash or other compensation for service on our Board. Our non-employee director compensation plan, which became effective on January 1, 2004 following adoption by our Board, was modified by our Board in February 2006. Our current non-employee director compensation plan provides for cash compensation consisting of an annual retainer fee and fees for our Board and committee meeting attendance, as described below. Our new non-employee director compensation plan was based upon and found to be consistent with the recommendations of an independent executive compensation consulting firm.

Non-employee directors under the current non-employee director compensation plan receive cash compensation for service on our Board. The cash compensation consists of the following: (1) an annual retainer fee of $20,000 paid in four equal quarterly installments; (2) a board meeting attendance fee of $1,250 for each board meeting attended; (3) a committee meeting attendance fee of $1,000 for each committee meeting attended; and (4) for committee chairmen only, an additional committee meeting attendance fee of $500 for each committee meeting attended. We also reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending board meetings.

In addition, each of our Board’s Lead Director and the chairman of our Audit Committee receives an annual retainer fee for service in such position. The Lead Director receives an annual retainer fee of $12,000, paid in four equal quarterly installments. The Lead Director is the non-employee director designated by our Board to serve as the principal liaison between us and the other non-employee directors, to preside at executive sessions of the non-employee directors, to coordinate the activities of the non-employee directors, to work with our Board chairman and his designees to facilitate information flow to the entire WebEx Board, and to set meeting agendas. Our Lead Director is Casimir Skrzypczak. The chairman of our Audit Committee receives an annual retainer fee of $10,000, paid in four equal quarterly installments. The chairman of our Audit Committee manages the activities of the Audit Committee, sets the agenda for our Audit Committee, and acts as the principal liaison between our Board and each of the chief financial officer, the director of internal audit and the independent auditors. The chairman of our Audit Committee is Anthony R. Muller.

In addition to cash compensation, non-employee directors also receive non-cash compensation for service on our Board. Under our 2000 Stock Incentive Plan (“2000 Plan”), each non-employee director who joins our Board is granted a stock appreciation right for 30,000 shares of our Common Stock on the date on which he or she first becomes a director. In addition, on the first business day following the conclusion of each regular annual meeting of our stockholders, each non-employee director is automatically granted an additional stock appreciation right for 10,000 shares of our Common Stock if, as of the annual meeting date, he or she has served as a director for at least six months and he or she will continue to serve on our Board. In addition, the Lead Director will automatically receive a stock appreciation right for 5,000 shares of our Common Stock on the first business day following the conclusion of each regular annual meeting of our stockholders if, as of the annual meeting date, he or she has served as a director for at least six months and if he or she will continue to serve as Lead Director.

The 2000 Plan provides that stock appreciation rights granted to non-employee directors vest in 48 equal monthly installments on each monthly anniversary of the date of such option grant. Stock appreciation rights granted under the 2000 Plan to non-employee directors have an exercise price equal to the fair market value of our Common Stock on the date of grant, have a term of 10 years, and become fully vested in the event of a change of control of WebEx.

Compensation Committee Interlocks and Insider Participation

During 2006, our Compensation Committee consisted of three non-employee directors, Messrs. Berkley, Flynn and Skrzypczak. None of the members of our Compensation Committee at any time has been one of our officers or employees nor are they related persons to WebEx. There are no familial relationships among any of our directors or executive officers. No interlocking relationship exists between our Board or Compensation Committee and the board of directors or compensation committee of any other entity.

Compensation Committee Report on Executive Compensation

The following report of our Compensation Committee does not constitute solicitation material, and shall not be deemed filed or incorporated by reference into any other filing by WebEx under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with WebEx’s management. Based on this review and these discussions, our Compensation Committee recommended to the Board of Directors of WebEx that the Compensation Discussion and Analysis be included in this Amended Report.

Respectfully submitted on April 25, 2007, by the members of our Compensation Committee of the Board:

Michael T. Flynn

Alfred R. Berkeley III

Casimir Skrzypczak

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change of Control Arrangements

On March 15, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cisco Systems, Inc. (“Cisco”) and Wonder Acquisition Corp., a wholly-owned subsidiary of Cisco (“Acquisition Sub”), pursuant to which Acquisition Sub has agreed, subject to the terms and conditions of the Merger Agreement, to commence an offer to purchase all of the outstanding shares of our common stock at a purchase price of $57.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes (the “Offer”). If more than a majority of the outstanding shares of our common stock are validly tendered (and not withdrawn), Acquisition Sub will be obligated to purchase the tendered shares and may also elect to conduct a subsequent offering period to attempt to achieve greater ownership of the outstanding shares of our common stock. We have also granted Acquisition Sub an option to purchase additional shares of our common stock such that if Acquisition Sub achieves ownership of at least 80% of the outstanding shares through the Offer, the additional shares purchased by exercising the option would enable Acquisition Sub to achieve ownership of 90% of the outstanding shares.

As soon as practicable following the completion of the Offer, Acquisition Sub will merge with and into WebEx (the “Merger” and such time as the Merger occurs is the “Effective Time”). Following the consummation of the Merger, we will be a wholly-owned subsidiary of Cisco. At the Effective Time, each share of our common stock that is outstanding and that has not been accepted for purchase pursuant to the terms of the Offer will be converted into the right to receive cash in an amount equal to $57.00, without interest and less any applicable withholding taxes (other than shares that are held by (a) Acquisition Sub, Cisco, any Cisco subsidiary, or WebEx, which will be canceled without consideration, and (b) stockholders, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware). The consummation of the Merger is also subject to customary closing conditions. If Acquisition Sub achieves ownership of 90% of the outstanding shares of our common stock through the Offer or the exercise of the option described above, it may effect the Merger as a short-form merger without additional approval of the Merger by our stockholders. Otherwise, we will be required to hold a special stockholders’ meeting to obtain stockholder approval of adoption of the Merger Agreement.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 25, 2007 as to shares of our Common Stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our Common Stock; (2) each of our named executive officers named under “Executive Compensation and Other Information Concerning Executive Officers—Summary Compensation Table;” (3) each of our directors; and (4) all of our current directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Applicable percentage ownership is based on 50,325,100 shares of our Common Stock outstanding as of April 25, 2007. Unless otherwise indicated, the share amounts below do not reflect any tender of shares of our Common Stock by any of the below-named individuals pursuant to the Offer, which has not closed as of the date hereof.

Unless otherwise indicated, the address for the following stockholders is c/o WebEx Communications, Inc., 3979 Freedom Circle, Santa Clara, California 95054.

Name and Address of Beneficial Owner:	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Stockholders:
William Blair & Company LLC(2)	3,861,811	7.67%

Executive Officers and Directors*:
Subrah S. Iyar(3)	3,780,075	7.40%
Michael T. Everett(4)	125,824	*	*
Rick Faulk(5)	18,109	*	*
David M. Berman(6)	50,905	*	*
Gary A. Griffiths(7)	41,798	*	*
Casimir Skrzypczak(8)	66,227	*	*
Alfred R. Berkeley III(9)	37,233	*	*
Michael T. Flynn(10)	36,916	*	*
Anthony R. Muller(11)	141,915	*	*
All current directors and executive officers as a group (11 persons)(12)	4,395,551	8.52%

*	Messrs. Farshchi and Heil are excluded from this table as they are no longer affiliated with us and we do not have access to information regarding their respective share holdings.
**	Less than 1% of the outstanding shares of our Common Stock.
(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to equity awards held by that person that are immediately vested or will vest within 60 days of April 25, 2007 are deemed outstanding, excluding shares that may vest upon certain acceleration provisions. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person.
(2)	Address is 222 W. Adams, Chicago, IL 60606. Stock ownership based solely on an Amendment to Schedule 13G filed by William Blair & Company with the SEC on January 17, 2007.
(3)	Includes 731,875 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007. Includes 4,000 shares held in trust for Mr. Iyar’s family for which Mr. Iyar is the trustee. Includes 3,029,450 shares that Mr. Iyar has tendered to Cisco pursuant to the Offer, as required under that certain Tender and Voting Agreement by and between Cisco and Mr. Iyar dated as of March 15, 2007 and executed in connection with the Merger Agreement. The shares tendered by Mr. Iyar constitute all shares beneficially held by Mr. Iyar as of the date of his tender.
(4)	Includes 121,500 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(5)	Includes 16,666 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(6)	Includes 49,831 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(7)	Includes 41,165 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(8)	Consists of 66,227 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(9)	Includes 28,333 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(10)	Includes 32,916 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.

(11)	Includes 140,415 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.
(12)	Includes 1,288,207 shares issuable under immediately vested equity awards or equity awards that will vest within 60 days of April 25, 2007.

Employment Agreements and Change of Control Arrangements

We do not have formal written employment agreements with any of the named executive officers, but do have change of control arrangements with certain of the named executive officers. Each equity grant agreement between us and the grant recipient is made, and the related vesting time period with respect to such grant typically commences, ten years prior to the listed expiration date.

Single Trigger Acceleration

Pursuant to the terms of certain option agreements, stock appreciation rights agreements and restricted stock unit agreements with each of the five currently employed named executive officers, the vesting of either 25% or 33% of the unvested shares will be accelerated upon a change of control of WebEx. If on December 31, 2006, we had undergone a change of control, the value attributed to these executive officers is set forth in the following table (using, for these purposes only, the $34.89 closing price of our Common Stock on December 29, 2006).

Name	Value Attributed to Single Trigger Change of Control
Subrah S. Iyar	$436,190
Michael T. Everett	$491,531
Rick Faulk	$176,859
David M. Berman	$390,779
Gary A. Griffiths	$307,635

Double Trigger Acceleration

In addition, pursuant to the terms of certain option agreements, stock appreciation rights agreements and restricted stock unit agreements with Messrs. Iyar, Everett, Faulk, Berman and Griffiths, in the event of a change of control all remaining unvested shares will be accelerated if (1) within one year after the change of control date, the surviving entity (A) terminates the executive officer, (B) materially reduces his compensation or responsibilities or (C) requires the executive officer to relocate outside of the San Francisco Bay Area as a condition of continued employment and the executive officer declines to do so, and (2) the executive officer agrees to remain an employee of the surviving entity to provide transition assistance for as long a period as desired by the surviving entity, with such period not to extend beyond the six-month anniversary date of the change of control. If on December 31, 2006, we had undergone a change of control and the circumstances set forth above had occurred, the value attributed to these executive officers is set forth in the following table (using, for these purposes only, the $34.89 closing price of our Common Stock on December 29, 2006).

Name	Value Attributed to Double Trigger Change of Control
Subrah S. Iyar	$1,308,571
Michael T. Everett	$1,206,370
Rick Faulk	$530,578
David M. Berman	$916,715
Gary A. Griffiths	$922,905

Pursuant to the terms of their respective severance agreements, Messrs. Heil and Farshchi received $300,000 and $131,000, respectively, upon termination of their employment.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2006 with respect to our compensation plans under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,094,956	$23.2	1,324,437	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	7,094,956	$23.2	2,055,882	(3)

(1)	Amounts shown are for options and stock-settled stock appreciation rights only granted under our 1998 Stock Plan and our 2000 Stock Incentive Plan. There were 610,659 shares of nonvested restricted stock units under our 2000 Plan as of December 31, 2006.
(2)	Includes the number of shares reserved under our 2000 Stock Incentive Plan. The number of shares reserved for issuance under our 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s calendar years from 2007 to 2010 by the lesser of (i) 5,500,000 shares, (ii) eight percent (8%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.
(3)	Includes 731,445 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock will be purchased by plan participants at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last day of the offering period, on whichever day the closing price per share is less. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will be increased on the first day of each of the Company’s current and future calendar years from 2007 to 2010 by the lesser of (i) 1,500,000 shares, (ii) two percent (2%) of the number of outstanding shares of our common stock on that date, or (iii) a lesser amount determined by our Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended December 31, 2006, there were no transactions between WebEx and our directors, executive officers and any holder of five percent or more of our common stock that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Policies and Procedures for Approving Related Party Transactions

Because of the business relationships that a director or executive officer may have outside of WebEx, it is possible that an actual or potential conflict of interest may develop as a result of actions contemplated by us or another person. Our Corporate Governance Policies document, the full text of which is posted on www.WebEx.com, sets forth our policies and procedures for the review, approval or ratification of transactions between us and any of our directors or nominees for director. In addition, each of our Code of Conduct, the full text of which is posted on www.WebEx.com, and the Delaware General Corporate Law sets forth the standards we must adhere to in reviewing, approving or ratifying transactions between us and any of, or involving any of, our directors or executive officers.

Actual or Potential Conflicts Involving WebEx Directors: Requirement to Comply with WebEx Governance Policies. Directors and nominees for director must inform our Lead Director and our General Counsel prior to accepting a position on the board of directors of another company, so that a determination can be made as to whether service on such board might constitute a conflict of interest with WebEx. In the event a director has an actual or potential conflict of interest with respect to a matter involving us, whether or not under consideration by our Board, the director must inform our Board which will determine what action, if any, is required, including whether the director should recuse himself or herself from discussion or voting with respect to the matter. In the case of a conflict of interest that is of an ongoing and material nature, the director may be asked to tender his or her resignation. In the event that a director has a relationship or proposed transaction with us that would be required to be disclosed under applicable regulations of the SEC or NASDAQ or that otherwise might affect the independence of such director, the director and WebEx must disclose the relationship or proposed transaction to the Governance and Nominating Committee. Upon being informed of such or proposed transaction, the Governance and Nominating Committee will make a recommendation to our Board, which in turn will make a determination based on the particular facts and circumstances whether or not the director or prospective director qualifies as independent, or whether or not the director and WebEx should be permitted to continue the relationship or conclude the proposed transaction.

Actual or Potential Conflicts Involving WebEx Directors and Executive Officers: Requirement to Comply with Delaware Law. Because we are incorporated in Delaware, we are legally obligated to abide by the standards set forth in the Delaware General Corporation Law relating to transactions between us and any of, or involving any of, our executive officers or members of our Board. The Delaware legal standard is similar to our Code of Conduct requirement specific to our directors. The Delaware legal standard requires that a disinterested majority of a quorum of directors approve such a transaction. Delaware law defines disinterested directors as those who do not have an interest in the relationship or transaction at issue. This Delaware legal requirement would also apply to transactions between us and any of, or involving any of, our significant stockholders, which depending on the situation could mean such persons as our security holders identified in Item 12, above, entitled “Security Ownership of Certain Beneficial Owners and Management.”

Actual or Potential Conflicts Involving WebEx Executive Officers: Requirement to Comply with WebEx Code of Conduct. Under our Code of Conduct, the full text of which is posted on www.WebEx.com, our executive officers are to avoid the following transactions or relationships:

(1) For any of our executive officers in a position to influence or participate in the decision making process regarding the selection or treatment of a supplier, reseller or customer of WebEx, to have a personal material investment or involvement with such supplier, reseller or customer other than on behalf of WebEx. An investment or involvement is deemed “material” if it could influence the selection or treatment of a supplier, reseller or customer or could have the appearance of a conflict of interest;

(2) Any personal material investment or involvement in a competitor of WebEx;

(3) Membership on the board of directors or advisory board of another company; and

(4) Borrowing from or lending to our employees, customers or suppliers.

In the event that any of our executive officers has a conflict of interest or seeks a waiver of any such provision of our Code of Conduct, the executive officer must notify our Secretary, who will arrange for our Board to consider the request. The waiver shall be granted only if approved by our Board.

Director Independence

Our Board has determined that each of our non-employee directors, Alfred R. Berkeley III, Michael T. Flynn, Anthony R. Muller and Casimir Skrzypczak, are, and have been through his tenure as a director, independent as defined by the SEC and the listing standards of the NASDAQ Stock Market.

Item 14.	Principal Accountant Fees and Services

Our Audit Committee has appointed KPMG LLP as our independent auditors for the year ending December 31, 2007. KPMG LLP has audited our financial statements since 1997.

Audit and Non-Audit Fees

Audit Fees. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of our annual financial statements and internal control over financial reporting, as well as for the reviews of the financial statements included in our Forms 10-Q and Form 10-K during and for the years ended December 31, 2006 and 2005, were $1,606,875 and $1,289,222, respectively. All hours expended on the engagement to audit our financial statements were attributed to work performed by KPMG LLP’s full-time, regular employees.

Audit Related Fees. All fees billed for professional services rendered by KPMG LLP that were reasonably related to the performance of the audit or review of our financial statements were reported above as “Audit Fees” during 2006 and 2005.

Tax Fees. The aggregate fees billed for services rendered by KPMG LLP for tax compliance, tax advice, and tax planning during 2006 and 2005 were $0 and $8,620, respectively.

All Other Fees. There were no other fees billed by KPMG LLP during each of 2006 and 2005.

Pre-Approval Policies and Procedures

It is our policy that all non-audit services to be performed by our independent auditor be approved in advance by our Audit Committee. Our policy on auditor independence requires that, prior to engaging the independent auditor in any non-audit related activity other than that specifically authorized by our policy on auditor independence, our management report to the Audit Committee the nature of the proposed activity, including the reasons why (i) it is necessary or beneficial to us to use the independent auditor to engage in such activity, and (ii) the steps being taken to ensure that the engagement of the independent auditor in such activity will not, among other things, violate applicable laws or regulations of the United States and applicable states, or the rules and regulations of the exchanges on which our securities are listed. In order for us to engage the independent auditor in the proposed activity, we must obtain Audit Committee approval.

All of the services provided by KPMG LLP were approved by the Audit Committee. Our policy on auditor independence does not permit the employment of our independent auditor for material non-audit related services, except for (i) services which are incidental and directly related to audit activities, and (ii) tax-related activities, including tax compliance and tax planning.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2007.

WEBEX COMMUNICATIONS, INC.

By:	/s/ SUBRAH S. IYAR
Subrah S. Iyar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A, Amendment No. 1 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ SUBRAH S. IYAR	Chief Executive Officer (Principal Executive Officer) and Director	April 30, 2007
Subrah S. Iyar

/s/ MICHAEL T. EVERETT	Chief Financial Officer (Principal Financial Officer)	April 30, 2007
Michael T. Everett

/s/ KELLY STECKELBERG	Principal Accounting Officer	April 30, 2007
Kelly Steckelberg

*	Director	April 30, 2007
Alfred R. Berkeley

*	Director	April 30, 2007
Michael Flynn

*	Director	April 30, 2007
Anthony R. Muller

*	Director	April 30, 2007
Casimir Skrzypczak

* By:	/s/ David Farrington	April 30, 2007
David Farrington
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document
31.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)