Form 10-Q
period 2007-03-31
WEBEX COMMUNICATIONS INC
filed 2007-05-09
CIK 1109935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of WebEx common stock outstanding as of May 1, 2007 was 50,332,219 shares.

WEBEX COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED

MARCH 31, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,708	$54,687
Short-term investments	366,140	290,465
Accounts receivable, net of allowances of $7,809 and $7,493, respectively	56,194	53,838
Prepaid expenses and other current assets	10,496	10,193
Deferred tax assets	14,607	10,883

Total current assets	477,145	420,066
Property and equipment, net	45,816	48,594
Goodwill	26,109	26,965
Intangible assets, net	12,112	12,971
Deferred tax assets	8,176	5,583
Other non-current assets	2,157	2,078

Total assets	$571,515	$516,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,648	$5,253
Accrued liabilities	30,996	25,116
Deferred revenue	18,170	16,429
Income tax payable	2,588	3,042

Total current liabilities	57,402	49,840

Non-current liabilities	6,651	6,191

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value (5,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $0.001 par value (250,000 shares authorized; 50,199 and 49,290 shares issued and outstanding, respectively)	50	49
Additional paid-in capital	385,926	355,482
Accumulated other comprehensive income	4,482	4,162
Accumulated earnings	117,004	100,533

Total stockholders’ equity	507,462	460,226

Total liabilities and stockholders' equity	$571,515	$516,257

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2007	2006
Net revenues	$107,171	$88,464
Cost of revenues	16,754	15,971

Gross profit	90,417	72,493

Operating expenses:
Sales and marketing	40,918	34,449
Research and development	13,459	13,506
General and administrative	13,228	9,574

Total operating expenses	67,605	57,529

Operating income	22,812	14,964
Interest and other income, net	3,359	1,735

Income before income taxes	26,171	16,699
Provision for income taxes	9,881	7,648

Net income	$16,290	$9,051

Net income per share:
Basic	$0.33	$0.19
Diluted	$0.31	$0.19

Weighted average shares used to compute net income per share:
Basic	49,776	46,641
Diluted	52,217	48,129

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,290	$9,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts and sales reserve	5,988	4,824
Depreciation and amortization	5,602	5,121
Loss from disposal of assets	—	72
Deferred income taxes	(5,461)	(2,847)
Tax benefit of stock plans	7,383	4,147
Excess tax benefit from stock-based compensation	(4,591)	(1,470)
Stock-based compensation	4,932	6,629
Changes in operating assets and liabilities:
Accounts receivable	(8,344)	(6,842)
Prepaid expenses and other current assets	(303)	(581)
Other non-current assets	(79)	(146)
Accounts payable	395	(3,860)
Accrued liabilities	6,340	6,426
Income tax payable	(273)	(3,678)
Deferred revenue	1,741	1,939
Other	956	509

Net cash provided by operating activities	30,576	19,294

Cash flows from investing activities:
Purchases of property and equipment	(1,965)	(3,749)
Purchases of available-for-sale securities and other investments	(124,730)	(27,448)
Maturities and sales of available-for-sale securities and other investments	48,419	12,572

Net cash used in investing activities	(78,276)	(18,625)

Cash flows from financing activities:
Net proceeds from issuances of common stock	18,172	17,597
Excess tax benefit from stock-based compensation	4,591	1,470
Repurchase of common stock	(42)	—

Net cash provided by financing activities	22,721	19,067

(Decrease) increase in cash and cash equivalents	(24,979)	19,736
Cash and cash equivalents at beginning of the period	54,687	18,101

Cash and cash equivalents at end of the period	$29,708	$37,837

Supplemental disclosures of non-cash investing and financing activities:
Goodwill adjustment recorded in conjunction with Intranets.com, Inc. acquisition	(856)	(1,607)
Cash paid for:
Income taxes	8,280	9,898

See accompanying notes to condensed consolidated financial statements.

WEBEX COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of WebEx Communications (the “Company” or “WebEx”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and in the opinion of management have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2007, as amended on April 30, 2007.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The Company revised the presentation of the condensed consolidated statement of cash flows for the three months ended March 31, 2006 to reclassify the gross purchases and sales of variable rate demand notes from cash and cash equivalents to cash flows used in investing activities. This reclassification resulted in increased cash flows used in investing activities of $5.0 million for the three months ended March 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period, and the Company makes no representations related thereto. The condensed consolidated financial statements include the accounts of WebEx and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has begun to recognize revenue related to its new business platform WebEx Connect. The Company recognizes revenue for customer use of third party software made available through the WebEx Connect marketplace under SAB No. 104, Revenue Recognition. In these transactions, WebEx acts as a sales agent for the third party and does not take title to the product or bear the risk of collection or returns. Thus, revenue is recognized on a net basis, which is based on the gross fees received by WebEx from the customer less a fee to the third party. Revenue for these software services related to WebEx Connect is recognized ratably (i.e. straight-line) as the service is provided.

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

As of March 31, 2007 and December 31, 2006, accounts receivable includes receivables of $8.3 million and $5.0 million respectively, for unbilled per-minute-based charges that occurred during the final month of the quarter.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. WebEx is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits)

assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning in the first quarter of 2008. WebEx is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. For additional information regarding the adoption of FIN 48, see note 4.

Note 2: Pending Merger with Cisco Systems, Inc.

On March 15, 2007, WebEx entered into an Agreement and Plan of Merger (Merger Agreement) with Cisco Systems, Inc. and Wonder Acquisition Corp., a wholly-owned subsidiary of Cisco Systems (Cisco Subsidiary). As directed by the Merger Agreement, on March 27, 2007 Cisco, through Cisco Subsidiary, commenced a tender offer to purchase all of the outstanding shares of WebEx (the WebEx Shares) at a purchase price of $57.00 per share (the Tender Offer), net to the seller in cash without interest, less brokerage fees and less any required withholding taxes. The complete text of the Merger Agreement, together with other disclosure documents filed by WebEx with the Securities and Exchange Commission that summarize the Tender Offer and other aspects of the proposed acquisition transaction, may be found in WebEx’s filings with the SEC at www.sec.gov on various dates on or after March 15, 2007. As soon as practicable following completion of the Tender Offer, Cisco Subsidiary will merge with and into WebEx (the Merger).

The consummation of the Tender Offer and the completion of the Merger are subject to certain conditions, including the tender of a majority of the outstanding WebEx Shares, (determined on a fully diluted basis), the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the obtainment of all approvals applicable to the Merger under the antitrust, competition or merger control laws of certain non-U.S. jurisdictions. The Merger Agreement also contains certain termination rights of Cisco Systems and WebEx and provides that, upon the termination of the Merger Agreement under specified circumstances, WebEx will be required to pay Cisco Systems a termination fee of $77.0 million.

On April 6, 2007, the waiting period under the HSR Act applicable to the Tender Offer was terminated and, accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied.

Note 3: Employee Stock Benefit Plans and Stock-Based Compensation

Stock Plans

The Company has granted stock options to employees, directors and consultants under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. Beginning in the second quarter of 2006, the Company also began to issue restricted stock units (RSUs) as well as stock-settled stock appreciation rights (SARs) as allowed under the 2000 Stock Incentive Plan. In addition, during the fourth quarter of 2006 the Company granted performance-based restricted stock units to certain individuals, which vest based on the Company achieving certain targeted goals. Under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan, the Company has authorized a total of 26,936,769 shares available for grant. Grants to employees under these plans generally expire after 10 years or earlier in the case of termination or death. Vesting under these plans generally occurs over four years. As of March 31, 2007, there were a total of 1,332,182 shares available for issuance under the 2000 Stock Incentive Plan and no shares under the 1998 Stock Option Plan.

WebEx also administers the 2000 Employee Stock Purchase Plan, which along with the 2000 Stock Incentive Plan was approved by the stockholders on June 17, 2000. A total of 3,637,398 shares of common stock have been reserved for issuance under this plan. This plan allows eligible employees to purchase common stock at 85% of the lower of the fair value of common stock on either the first day or last day of a defined participation period. In May 2005, WebEx changed the defined participation period from 24 months to 6 months. As of March 31, 2007, 731,445 shares were available for issuance under this plan.

A summary of the stock option and stock-settled stock appreciation right activity under the 1998 and 2000 stock plans for the period ended March 31, 2007 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	7,094,956	$23.2
Granted	54,000	$39.6
Exercised	(921,264)	$20.2
Forfeited/cancelled/expired	(142,177)	$23.2

Outstanding at March 31, 2007	6,085,515	$23.8	7.2	$201,384

Vested and expected to vest at March 31, 2007	5,230,605	$23.2	7.0	$176,120

Vested at March 31, 2007	3,012,603	$21.2	6.0	$107,502

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between WebEx's closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options and SARs on March 31, 2007. This amount changes based on the fair market value of WebEx’s stock. Total intrinsic value of options and SARs exercised for the three months ended March 31, 2007 and 2006 was $22.9 million and $17.6 million, respectively. The Company issues new shares of common stock upon the exercise of stock options and SARs.

A summary of nonvested restricted stock units as of March 31, 2007 and changes during the three months ended were as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	610,659	$37.5
Granted	103,942	$46.5
Vested	(2,399)	$36.6
Forfeited	(22,519)	$37.4

Nonvested at March 31, 2007	689,683	$38.9

Included within the table above, the Company has granted 76,000 performance-based restricted stock units. Total compensation costs recognized related to these performance-based awards during the first quarter of 2007 was approximately $77,000. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s closing stock price at the date of grant.

Stock-Based Compensation under SFAS 123R

Effective January 1, 2006, WebEx adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method. The following table summarizes the stock-based compensation expense recognized under the provisions of SFAS 123R in the Consolidated Statements of Income for the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cost of revenues	$598	$778
Sales and marketing	1,946	2,702
Research and development	1,236	1,545
General and administrative	1,152	1,604

Stock-based compensation expense before income tax benefit	4,932	6,629
Income tax benefit	(1,098)	—

Stock-based compensation expense after income tax benefit	$3,834	$6,629

As of March 31, 2007, total unamortized stock-based compensation cost related to non-vested equity instruments as well as the weighted average remaining vesting period was as follows:

	Unamortized Stock- Compensation Expense	Weighted Average Remaining Vesting Period
	(In thousands)	(In years)
Stock options and stock-settled stock appreciation rights	$31,027	1.7
Restricted stock units	$25,671	3.6
Employee stock purchase plan	$217	0.1

The Company elected to use the “long-form method”, as provided in paragraph 81 of FAS 123(R) for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

Stock-Based Compensation Assumptions

WebEx estimated the fair value of share-based payment awards using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options/Stock Appreciation Rights		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Weighted average fair value of grants	$14.0	$14.6	$10.1	$5.5
Expected life (in years)	4.3	4.5	0.5	0.5
Volatility	35%	60%	37%	30%
Risk-free interest rate	4.4%	4.5%	5.0%	4.2%
Dividend yield	—	—	—	—

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

Beginning in the second quarter of 2006, WebEx began issuing, pursuant to the Company’s 2000 Stock Incentive Plan, restricted stock units (RSUs) to certain of its employees. These RSUs have a “net-share” settlement feature in which the Company deducts, from the total number of shares of common stock released to the RSU award recipient on each vesting date, that number of shares with a cash value on such vesting date equivalent to the employee’s minimum withholding obligation for applicable income and other statutory taxes. The cash value of the shares deducted is based on the Company’s closing stock price on the date of the vesting event. The Company then remits the cash to the appropriate taxing authorities. The total number of shares of common stock deducted by the Company during the first quarter of 2007 was 991 shares. Total payments for the employees’ tax obligations to the taxing authorities were approximately $42,000. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of each RSU vesting event and did not represent an expense to the Company.

Note 4: Income Taxes

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation, the changes to the Company’s reserve for uncertain tax positions were accounted for as an adjustment to the beginning balance of accumulated earnings of $181,000 in the March 31, 2007 condensed consolidated balance sheet. At the beginning of 2007, the Company had approximately $7.5 million of total gross unrecognized tax benefits. Of this total, $6.2 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002. All material state and local income tax matters have been concluded for years through 2001.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $465,000 accrued for interest, net of tax, and $308,000 accrued for penalties as of January 1, 2007.

Note 5: Net Income per Share

Basic net income per share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted net income per share calculations was as follows:

	Three months ended March 31,
	2007	2006
	(In thousands, except per share data)
Numerator:
Net income	$16,290	$9,051

Denominator:
Weighted average shares used to compute basic net income per share	49,776	46,641

Effect of dilutive securities:
Dilutive potential common shares	2,441	1,488

Weighted average shares used to compute diluted net income per share	52,217	48,129

Net income per share:
Basic	$0.33	$0.19

Diluted	$0.31	$0.19

The following potential common shares have been excluded from the computation of diluted net income per share for the three months ended March 31, 2007 and 2006 because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2007	2006
	(In thousands)
Restricted stock units	26	—
Outstanding common stock options and stock-settled stock appreciation rights	710	701

Equity instruments are anti-dilutive when the combined exercise price, unamortized fair value and excess tax benefit are greater than the average market price of the common shares for the period.

Note 6: Sales Reserve and Allowance for Doubtful Accounts

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

WebEx records an allowance for doubtful accounts to provide for losses on accounts receivable due to customer insolvency risk. Net changes to the allowance for doubtful accounts are charged to general and administrative expense as either an increase or decrease in bad debt expense. The allowance estimate is based primarily on an analysis of the historical rate of insolvency losses. The accuracy of the estimate is dependent on the future rate of insolvency losses being consistent with the historical rate.

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
	(In thousands)
Sales reserve:
Beginning balance	$6,994	$6,077
Amounts deducted from revenue	5,836	4,672
Amounts written off	(5,525)	(4,221)

Ending balance	$7,305	$6,528

Allowance for doubtful accounts:
Beginning balance	$499	$1,054
Amounts charged to bad debt expense	152	152
Amounts written off	(147)	(143)

Ending balance	$504	$1,063

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,493	$7,131
Amounts deducted from revenue / charged to bad debt expense	5,988	4,824
Amounts written off	(5,672)	(4,364)

Ending balance	$7,809	$7,591

Note 7: Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Net income	$16,290	$9,051
Other comprehensive income, net of tax:
Foreign currency translation adjustments	255	159
Unrealized gain (loss) on investments	65	(50)

	320	109

Comprehensive income	$16,610	$9,160

Note 8: Investments

The following is a summary of available-for-sale investments as of March 31, 2007 and December 31, 2006:

	March 31, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:	(In thousands)
Corporate notes and bonds	$900	$—	$—	$900	$13,263	$1	$(20)	$13,244
Municipal notes and bonds	355,910	38	(134)	355,814	262,576	33	(132)	262,477
Government agencies	9,485	—	(59)	9,426	17,861	—	(102)	17,759
Money market funds	16,030	—	—	16,030	16,504	—	—	16,504

Total	$382,325	$38	$(193)	$382,170	$310,204	$34	$(254)	$309,984

Reported as:
Cash and cash equivalents				$16,030				$19,519
Short-term investments				366,140				290,465

Total				$382,170				$309,984

The fair value of the Company’s investment in available-for-sale securities, by contractual maturity, was as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Due in less than one year	$251,311	$214,809
Due in 1-5 years	130,859	95,175

Total	$382,170	$309,984

Realized gains and losses from sales of available securities were not material in the first quarter of 2007 or 2006.

Note 9: Goodwill and Intangible Assets, Net

Goodwill

Amount
(In thousands)
Balance, December 31, 2006	$26,965
Goodwill acquired during the period	—
Goodwill adjustment related to Intranets.com, Inc. acquisition	(856)

Balance, March 31, 2007	$26,109

The goodwill adjustment during the first quarter of 2007 shown in the table above corresponds to the Company’s evaluation of the deferred tax assets and valuation allowance related to the utilization of the Company’s net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets, of which $856,000 reduced goodwill related to net operating loss carryforwards acquired from Intranets.com, Inc. (Intranets).

Purchased Intangible Assets

Intangible assets, net as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$9,120	$(3,060)	$6,060	$9,120	$(2,611)	$6,509
Intellectual property rights	4,326	(2,411)	1,915	4,326	(2,326)	2,000
Trade names and domain names	1,556	(668)	888	1,556	(588)	968
Customer contracts and relationships	5,123	(1,874)	3,249	5,123	(1,629)	3,494

Total purchased intangible assets	$20,125	$(8,013)	$12,112	$20,125	$(7,154)	$12,971

Amortization is recorded using the straight-line method over the estimated useful lives of these assets, which ranges from 3-10 years. Amortization expense for the three months ended March 31, 2007 and 2006 by functional expense was as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Cost of revenues	$559	$559
Sales and marketing	285	292
Research and development	13	31
General and administrative	2	1

Total amortization expense	$859	$883

Future amortization expense of existing intangibles is as follows:

Year:	Amortization Expense
(In thousands)
2007 (remaining 9 months)	$2,500
2008	3,269
2009	3,174
2010	2,240
2011	248
Thereafter	681

Total	$12,112

Note 10: Commitments and Contingencies

Contractual Commitments

WebEx leases certain equipment and facilities under non-cancelable operating leases expiring through 2014. Future minimum commitments by year and in the aggregate, as of March 31, 2007, were as follows:

	Remaining 9 months of 2007	2008	2009	2010	2011	2012 and after	Total
	(In thousands)
Operating leases commitments	$5,975	$7,905	$6,951	$6,285	$4,087	$10,057	$41,260
Purchase commitments	25,736	783	804	—	—	—	27,323

Total	$31,711	$8,688	$7,755	$6,285	$4,087	$10,057	$68,583

As a result of the adoption of FIN 48, the total liability for uncertain tax positions is $7.5 million (see note 4). The Company has not included this amount in the table above because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

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

In April 2004, WebEx signed a lease to occupy space in a building located in Santa Clara, California, that serves as WebEx’s corporate headquarters. The lease term is for approximately ten years, and initial occupancy commenced in the third quarter of 2004. The Company took possession of additional space in January 2005 and is committed to occupy additional space in February 2008. The rent for all of this space is included in the future minimum rental payments. Minimum lease payments under this lease began in January 2005 and total an aggregate of $23.8 million for the life of the lease. Under the lease agreement, the landlord provided incentives of $2.3 million including the construction of leasehold improvements for no additional payments by the Company. These lease incentives received have been accounted for as capitalized assets and are amortized over the lease term. In addition, the Company received payment of certain operating expenses for the initial 20 months covered by the lease valued at $786,000. The lease currently requires a security deposit of $2.4 million, which WebEx satisfied through a letter of credit issued under WebEx’s credit line.

Purchase Commitments

At March 31, 2007, WebEx had purchase commitments totaling approximately $27.3 million, which primarily include commitments for the usage of telecommunication lines and data services as well as equipment and software purchases. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Other Commitments

WebEx has a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and reborrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which the Company is currently in compliance. As of March 31, 2007, the Company had no outstanding borrowings under the credit line, but did have $2.6 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

Indemnity and Warranty Obligations

In some of WebEx’s agreements with customers and resellers, WebEx agrees to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on WebEx services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, WebEx has provided certain warranties and committed to maintain certain service levels in some of its agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, WebEx’s agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit WebEx’s liability under the agreements to the amount of fees paid to WebEx. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by WebEx’s services, could result in a claim for damages against the Company, regardless of its responsibility for the failure, and cause the Company to incur unexpected costs which could unfavorably impact its revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of March 31, 2007, WebEx had not incurred any liability with respect to its indemnification obligations. Likewise, customers and resellers may bring claims with respect to WebEx’s warranty and service level obligations, but as of March 31, 2007, WebEx has not incurred a material liability with respect to such claims.

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

Note 12: Segment Information

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

When used in this Report, the words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, the expected completion of the acquisition of WebEx by Cisco Systems including the tender offer, merger and related procedural steps in the acquisition transaction, obtaining a sufficient number of tendered shares of common stock and regulatory approval of the merger, statements regarding our business focus including our new WebEx Connect offering, statements about the features, benefits and performance of our current service offerings and technology including our belief that use of our services allows users to be more productive and efficient, statements about the features and benefits of our new WebEx Connect product offering, our internal and external investments related to WebEx Connect, benefits of using third-party software and hardware, sources of revenue, expected expenses including those related to sales and marketing, research and development and general and administrative, our use of net operating loss carryforwards, our beliefs regarding the health and growth of the market for our web collaboration services and reasons for growth, our anticipation that cash flow from operations will be sufficient to fund our current operations as well as fund future expansion, our expectation that existing cash resources and cash generated from operations will be sufficient to fund our anticipated working capital needs and capital expenditures for at least the next twelve months and that we will continue to generate cash from operations for at least the next twelve months, our potential foreign currency exposure and related hedging transactions, our investments and potential interest rate exposure, fluctuations in our operating results, volatility of our stock price, our tax liability exposure, our intent to license technologies from third parties that are integrated into our services, our plans to increase headcount, relocate certain operations and the related costs, our plans to upgrade and expand our applications, our reliance on our China and India subsidiaries, statements regarding our internal controls and disclosure controls and procedures, the effect of recent accounting pronouncements and accounting rules, and our legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, failure to satisfy the conditions to the tender offer or the merger, our dependence on key products and/or services, demand for our products and services, the degree and rate of commercial success achieved by our WebEx Connect product offering, our ability to attract and retain customers and resellers for existing and new services, the impact of reseller practices on our business, our ability to expand and manage our operations internationally, our ability to expand and manage our infrastructure to meet both our internal corporate needs as well as the demand for our services, our ability to control our expenses, our ability to integrate and manage acquisitions, our ability to recruit and retain employees particularly in the areas of sales, engineering, support and hosting services, the ability of resellers to successfully resell our services, the economy, political tensions or conflict, the strength of competitive offerings, the prices being charged by those competitors, the risks discussed below and the risks discussed in Item 1A “Risk Factors” in Part II of this Report. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We Have Entered into an Agreement to be Acquired by Cisco Systems, Inc.

On March 15, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Cisco Systems, Inc. and Wonder Acquisition Corp., a wholly-owned subsidiary of Cisco Systems (Cisco Subsidiary). As directed by the Merger Agreement, on March 27, 2007 Cisco, through Cisco Subsidiary, commenced a tender offer to purchase all of the outstanding shares of WebEx (the WebEx Shares) at a purchase price of $57.00 per share (the Tender Offer), net to the seller in cash without interest, less brokerage fees and less any required withholding taxes. The complete text of the Merger Agreement, together with other disclosure documents filed by us with the Securities and Exchange Commission that summarize the Tender Offer and other aspects of the proposed acquisition transaction, may be found in our filings with the SEC at www.sec.gov on various dates on or after March 15, 2007.

The Merger Agreement provides that if certain conditions are met, including the tender of a majority of the outstanding WebEx Shares (determined on a fully diluted basis), the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the obtaining of all approvals applicable to the Merger under the antitrust, competition or merger control laws of certain non-U.S. jurisdictions, Cisco Subsidiary will be obligated to purchase the tendered shares. In that event, Cisco Subsidiary may also elect to conduct a subsequent offering period to attempt to achieve greater ownership of the outstanding WebEx Shares. Under the Merger Agreement, WebEx has granted Cisco Subsidiary an option to purchase additional WebEx Shares such that if Cisco Subsidiary achieves ownership of at least 80% of the outstanding WebEx Shares through the Tender Offer, the additional shares purchased by exercising the option would enable Cisco Subsidiary to achieve ownership of 90% of the outstanding WebEx Shares.

As soon as practicable following completion of the Tender Offer, Cisco Subsidiary will merge with and into WebEx (the Merger). Under the Merger Agreement, once Cisco Subsidiary acquires ownership of 90% of the WebEx Shares through the Tender Offer, including any subsequent offering period, or through the Tender Offer and the exercise of the option discussed above, Cisco Subsidiary may conduct a short-form merger to complete the acquisition of WebEx without approval of the Merger by the WebEx stockholders. Upon completion of the Merger, each WebEx Share that is outstanding and that has not been accepted for purchase pursuant to the terms of the Tender Offer will be converted into the right to receive cash in an amount equal to $57.00, without interest and less brokerage fees and any applicable withholding taxes, other than WebEx Shares that are held by (a) Cisco Subsidiary, Cisco Systems, any Cisco Systems subsidiary, or WebEx, which will be canceled without consideration, and (b) stockholders, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware. The consummation of the Merger is also subject to customary closing conditions in transactions of this sort.

WebEx has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of WebEx’s business between the date of the Merger Agreement and the closing of the Tender Offer, restrictions on solicitation of proposals with respect to alternative—that is, non-Cisco—transactions to acquire us, governmental filings and approvals, public disclosures and other matters.

The consummation of the Tender Offer and the completion of the Merger are subject to certain conditions, including the tender of a majority of the outstanding WebEx Shares (determined on a fully diluted basis), the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the obtaining of all approvals applicable to the Merger under the antitrust, competition or merger control laws of certain non-U.S. jurisdictions. The Merger Agreement also contains certain termination rights of Cisco Systems and WebEx and provides that, upon the termination of the Merger Agreement under specified circumstances, WebEx will be required to pay Cisco Systems a termination fee of $77.0 million.

On April 6, 2007, the waiting period under the HSR Act applicable to the Tender Offer was terminated and, accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied.

If we consummate the Merger, we will become a wholly-owned subsidiary of Cisco Systems. Accordingly, the remainder of the discussion in this “Overview” section—which assumes we remain a standalone business—should be read with the understanding that should the Merger be completed, Cisco Systems will have the power to control the conduct of our business.

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

Included in our service offerings is a set of asynchronous collaboration services, such as our current WebOffice offering, which contains both asynchronous and real-time collaboration capabilities. The term “asynchronous collaboration” means collaboration not occurring at the same time and includes capabilities such as shared document folders, shared calendars, task management, shared database applications, discussion forums, contact directories and e-mail. Also our service offerings have expanded beyond web applications that are developed by us and accessed over our service delivery network. For example, we have developed a web collaboration service offering—the instant messaging service called AIM Pro Business Edition—that is accessed by and delivered to users through the network of internet service provider AOL, Inc. Our current business focus is to continue to enhance and market our existing web collaboration services and to develop and deploy new web collaboration services.

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

Revenue and Cash-Generation Models

We sell our services directly to customers, which in the first quarter of 2007 accounted for approximately 83% of our revenue, or $89.0 million. We also sell our services indirectly through our resellers that buy and resell our services. These sales in the first quarter of 2007 represented approximately 17% of our revenue, or $18.2 million. With our resellers, we sell our services to and contract directly with the reseller, and revenue is recognized based on net amounts charged to the reseller. We also have another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. When a sale is made from us to a customer through a lead provided by a referral agent, the referral agent receives from us a percentage of the proceeds from the sale of WebEx services to the customer, and we categorize such revenue as revenue received from services sold directly to customers.

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

Currently, our most popular flat-rate offering is the named host offering, in which a certain named individual may host meetings at which up to a certain number of attendees may participate. The named host service differs from the concurrent-user port offering in several respects: (i) with the concurrent user offering, any employee of the customer may host a meeting, whereas with the named host service only employees who are designated as named hosts may host a meeting, (ii) the price charged for a named host subscription is appreciably lower than the price charged for a concurrent user subscription, in part because the named host model is less flexible with respect to who can host a meeting, and (iii) unlike the concurrent user offering, with the named host offering there are effectively no overage fees. We also offer a full-deployment offering in which all employees within a company can utilize WebEx meeting services for a flat monthly rate. We also have two new flat-rate offerings, targeted at individuals and small businesses. The first offering, available for purchase online and called MeetMeNow, is a simple web conferencing service offered on a monthly basis. The second flat-rate offering is our WebEx WebOffice line of collaboration services, which we offer for purchase through a variety of monthly subscription plans.

In addition to our committed subscription offerings, there are several situations in which customers are charged on a per-minute or usage basis, or what we call usage-based or uncommitted pricing. These include certain reseller arrangements, customer overage fees for above-the-subscribed-to use of ports or minutes, many types of telephony charges, individual pay-per-use services purchased directly from our website, and a limited number of customers who do not have a minimum commitment obligation of any kind. A majority of revenue received from our telecommunications partner arrangements is usage based. In addition, we sometimes obtain usage-based fees from subscription customers in the form of overage fees. Overage fees are charged when a customer subscribing to a set number of ports uses more than the subscribed number of ports, or when a customer on a minutes pricing model uses more than its commitment. We get per-minute telephony revenue when we provide the audio conferencing component of a web conferencing session. Finally, we have per-minute web conferencing services available through our website and payable by credit card. The revenue derived from this per minute or usage-based pricing model, measured as of the end of any month, is what we refer to as uncommitted revenue. We include in our usage-based revenue category, in addition to the various types of per-minute revenue identified in this paragraph, certain non-recurring revenue items such as the fees we charge our customers for consulting or other forms of professional services (PSO) work we perform for our customers.

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

Market Opportunities, Related Challenges and Our Responses

We believe the market for on-demand web collaboration services to be healthy and growing. Various published articles have cited several trends underlying this projected market increase. One trend is the desire of many companies to achieve cost savings in the areas of information technology (IT) spending and employee travel. We believe a cost-saving decision for businesses desiring to decrease their IT expenses is to purchase services from an on-demand web collaboration services vendor, rather than undertaking the capital and personnel spending necessary to purchase, install and maintain their own systems to provide that type of functionality. Additionally, as a result of increasing fuel prices and travel costs, we believe companies may decide that online collaboration—that is, web conferencing and web applications—can reduce costs and obviate the need to travel to conduct business, perform training, provide support or participate in large-attendee events. However, it is possible that growth in the market for web collaboration services may slow down or be less than currently projected.

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

One of the primary benefits of the SaaS model of software usage, as compared to the on-premise model, is that initial implementation is quick and inexpensive. This is a significant advantage for a SaaS vendor, such as us, when seeking new customers. However, this advantage can become a disadvantage in that, in this emerging SaaS world of software delivery, the cost to a customer to switch SaaS vendors is vastly reduced. Since in this on-demand mode of software delivery there are no costly software license contracts to bind the customer to the software vendor, customers are more free to switch away from a certain vendor’s on-demand offering to a less expensive on-demand solution. As software sales increasingly migrate from an on-premise to an on-demand commercial model, a challenge for us will be to add sufficient additional value-added functionality to our on-demand platform to make it a value-loss proposition for customers to switch away from our solution. We believe the multi-feature functionality of our WebEx Connect offering makes our SaaS offering less a commodity than the offerings of other vendors, and thereby will help diminish the attractiveness of their starting with, or switching to, an SaaS offering other than ours.

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

Revenue Recognition

Revenue is derived from the sale of web collaboration services. Web collaboration services revenue is generated through a variety of contractual arrangements directly with customers and with resellers, who in turn sell the services to customers. We sell web collaboration services directly to customers through service subscriptions or similar agreements and pay-per-use arrangements. Under these arrangements, customers typically access the application hosted on our servers using a standard web browser. Subscription arrangements include monthly subscriber user fees, user set-up fees and training. The subscription arrangements are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under EITF 00-21, all deliverables are considered one unit of accounting. During the initial term of an agreement, we may provide technical consulting services such as training, web-page design and custom set-up services. We consider all such deliverables to be combined with service revenues into one unit of accounting, as individual delivered items do not have stand-alone value to the customer; therefore, such revenue is recognized ratably (i.e. straight-line) over the initial term of the contract.

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

Some minute-based subscriptions involve a quarterly, semi-annual or annual rather than monthly commitment by the customer. In these cases, all monthly billing is in arrears and monthly revenue is recognized based on actual usage during the month. If, following the last month billed, aggregate actual usage is less than the subscription amount, then in addition to actual usage for the final month, revenue is recognized for the remaining amount of the contractual commitment not previously billed. In addition to committed and flat-rate or subscription service revenue, we derive revenue from pay-per-use services, usage in excess of commitments and other usage-based charges that are recognized as such services are provided. We refer to these forms of revenue as uncommitted revenue.

We also enter into reselling arrangements with resellers, which purchase and resell our services on a discounted or pay-per-use basis. In such cases, revenue is recognized based on net amounts charged to the reseller. Revenue under these arrangements is derived from our services provided to end-users and is recognized over the service period provided that evidence of the arrangement exists, the fee is fixed or determinable, delivery has occurred and collectibility is reasonably assured. During the initial term, we provide training services, web-page design and set-up services. Service fees are recognized as the services are provided for pay-per-use service arrangements and ratably (i.e. straight-line) over the service period for services provided on a subscription basis through the reseller. In some cases our reseller arrangements may require guaranteed minimum revenue commitments that are billed in advance to the reseller. Amounts billed in advance are deferred until the related services are provided or until otherwise earned by us. When the reseller bills the end-user, we sell the services on a discounted basis to the reseller, which in turn marks up the price and sells the services to the end-user.

In certain cases, we enter into another type of distribution arrangement—known as a referral arrangement—in which a third party refers a potential customer to our direct sales force, which in turn seeks to enter into a contract directly with the potential customer. In these situations, we bill the end-user directly and we pay a percentage of the proceeds generated from the sale of our services to the third party. In these cases revenue is recognized based on amounts charged to the end-user, and amounts paid to the third party are recorded as sales and marketing expense.

We have begun to recognize revenue related to our new business platform WebEx Connect. We recognize revenue for customer use of third party software made available through the WebEx Connect marketplace under SAB No. 104, Revenue Recognition. In these transactions, we act as a sales agent for the third party and do not take title to the product or bear the risk of collection or returns. Thus, revenue is recognized on a net basis, which is based on the gross fees received by us from the customer less a fee to the third party. Revenue for these software services related to WebEx Connect is recognized ratably (i.e. straight-line) as the service is provided.

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

The following presents the detail of the changes in the sales reserve and allowance for doubtful accounts for the nine quarters ended March 31, 2007:

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands)
Sales reserve:
Beginning balance	$6,994	$6,610	$7,230	$6,528	$6,077	$5,479	$4,748	$4,387	$4,631
Amounts deducted from revenue	5,836	4,289	4,503	5,851	4,672	3,816	4,022	3,179	2,621
Amounts written off	(5,525)	(3,905)	(5,123)	(5,149)	(4,221)	(3,218)	(3,291)	(2,818)	(2,865)

Ending balance	$7,305	$6,994	$6,610	$7,230	$6,528	$6,077	$5,479	$4,748	$4,387

Allowance for doubtful accounts:
Beginning balance	$499	$975	$1,277	$1,063	$1,054	$880	$562	$845	$1,003
Amounts charged (credited) to bad debt expense	152	(400)	(112)	302	152	242	454	(34)	237
Amounts written off	(147)	(76)	(190)	(88)	(143)	(68)	(136)	(249)	(395)

Ending balance	$504	$499	$975	$1,277	$1,063	$1,054	$880	$562	$845

Total sales reserve and allowance for doubtful accounts:
Beginning balance	$7,493	$7,585	$8,507	$7,591	$7,131	$6,359	$5,310	$5,232	$5,634
Amounts deducted from revenue / charged (credited) to bad debt expense	5,988	3,889	4,391	6,153	4,824	4,058	4,476	3,145	2,858
Amounts written off	(5,672)	(3,981)	(5,313)	(5,237)	(4,364)	(3,286)	(3,427)	(3,067)	(3,260)

Ending balance	$7,809	$7,493	$7,585	$8,507	$7,591	$7,131	$6,359	$5,310	$5,232

Gross accounts receivable	$64,003	$61,331	$66,058	$65,025	$60,840	$58,362	$49,894	$46,296	$39,757

Sales reserve as a percentage of gross accounts receivable	11.4%	11.4%	10.0%	11.1%	10.7%	10.4%	11.0%	10.3%	11.0%

Allowance for doubtful accounts as a percentage of gross accounts receivable	0.8%	0.8%	1.5%	2.0%	1.8%	1.8%	1.8%	1.2%	2.1%

Total receivable reserves as a percentage of gross accounts receivable	12.2%	12.2%	11.5%	13.1%	12.5%	12.2%	12.8%	11.5%	13.1%

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations. We account for income tax contingencies in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48).

Impairment of Goodwill and Intangible Assets

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

The adoption of SFAS 123R has had a negative effect on our reported net income, due to our use of stock options and our current practice of awarding other forms of equity compensation, such as restricted stock units and employee stock purchase plan awards. The adoption of SFAS 123R also affects our reported amounts for pre-tax expense, tax rate, cash flow from operations and diluted shares outstanding. See Note 3 of the Consolidated Financial Statements located in Item 1 for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the respective expected dates of adoption and estimated effects on results of operations and financial condition.

Results of Operations

Net Revenues

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Net revenues	$107,171	$88,464
Increase, period over period	$18,707
Percentage increase, period over period	21%

Net revenues increased 21% in the first quarter of 2007 as compared to the corresponding prior year period due primarily to growth in our domestic and international subscriber base and increased usage of existing and new service products. During the first quarter of 2007, the number of customers for our core applications increased to approximately 29,700 customers. In the first quarter of 2007, U.S. net revenues were $89.5 million, an increase of 19% from the corresponding prior year period, while international net revenues increased 33% to $17.7 million. The increase in international revenues for the first quarter of 2007 was due to the Company’s increased focus and investment outside of the U.S.

One of the measurement tools, or metrics, which we use to help forecast future revenue is what we refer to as monthly revenue rate, or MRR. We define MRR as the sum of the following: (i) committed monthly subscriptions, or the aggregate dollar amount of minimum minutes, named hosts and ports that are contractually committed to us, as of the end of the month, and (ii) average monthly uncommitted revenue for the quarter, or the aggregate dollar amounts of per minute or usage-based services such as reseller-related, overage, telephony and pay-per-use revenues for the quarter; divided by three. Our monthly subscription contracts at the end of March 2007 were approximately $27.3 million and our average monthly-uncommitted revenue in the quarter ended March 31, 2007 was $10.0 million. Thus our monthly revenue rate exiting March 2007 was $37.3 million.

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

The following table shows our MRR for the nine quarters ended March 31, 2007:

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In millions)
Uncommitted usage – monthly average during the quarter	$10.0	$9.2	$8.6	$8.9	$8.7	$7.3	$7.3	$7.7	$7.0
Contracted subscriptions at the end of the quarter	27.3	26.0	24.8	23.6	22.1	21.4	19.2	18.3	17.4

Total MRR	$37.3	$35.2	$33.4	$32.5	$30.8	$28.7	$26.5	$26.0	$24.4

We use a lost subscription MRR metric to analyze customer losses and to help forecast future revenues. The lost subscription MRR metric covers our subscription revenues lost—not only revenues lost because of customer terminations but also revenues lost because existing customers have reduced their subscription amounts, have switched to a lower-priced subscription offering, or have elected to terminate their subscriptions in favor of purchasing on an uncommitted basis from our partners. This lost subscription MRR metric is defined as the quotient obtained from the following: (i) the average monthly dollar amount of lost subscription contracts (including reduced customer subscriptions and customers switching to partners) during the quarter, divided by (ii) our total subscriptions at the end of the last month of the quarter plus the average monthly lost subscription contracts for the quarter (including reduced customer subscriptions and customers switching to partners). We have calculated and evaluated lost subscription MRR on a quarterly basis. Our lost subscription MRR for the three months ended March 31, 2007 was 1.9% per month. The following table shows our lost subscription MRR for the nine quarters ended March 31, 2007:

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Percentage of subscription MRR lost	1.9%	1.6%	1.6%	1.7%	2.0%	2.3%	2.0%	1.7%	2.0%

The improvement in the subscription MRR lost percentage in the first quarter of 2007 as compared to the corresponding prior year period is due primarily to our focus to reduce losses on smaller accounts. The lost subscription MRR percentage above includes PCNow and MeetMeNow customers beginning in the first quarter of 2007 and Intranets customers beginning in the fourth quarter of 2005.

Cost of Revenues

Cost of revenues consists primarily of costs related to user set-up, network and data center operations, technical support and training activities, including Internet access and telephony communication costs, personnel, licensed software and equipment costs and depreciation. Total cost of revenues for the periods reported was as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Cost of revenues	$16,754	$15,971
Percentage of net revenues	16%	18%
Increase, period over period	$783
Percentage increase, period over period	5%

Cost of revenues increased 5% during the first quarter of 2007 as compared to the corresponding prior year period due primarily to increases in the costs for delivering existing and new services to more domestic and international customers. Our technical staff was essentially flat in the first quarter of 2007 as compared to the corresponding prior year period. A decline in stock compensation expense during the first quarter of 2007 of $180,000 as compared to the first quarter of 2006 offset in part the increase.

Sales and Marketing

Sales and marketing expense consists of personnel costs, including commissions for sales, marketing and customer care, as well as costs of public relations, advertising, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses for the periods reported were as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Sales and marketing	$40,918	$34,449
Percentage of net revenues	38%	39%
Increase, period over period	$6,469
Percentage increase, period over period	19%

Sales and marketing expense increased 19% during the first quarter of 2007 as compared to the corresponding prior year period due primarily to increased spending on sales and support personnel and additional spending on advertising and marketing related programs to build brand awareness and generate leads for our sales force. Sales and marketing headcount increased 22% in the first quarter of 2007 as compared to the corresponding prior year period. During the first quarter of 2007, we increased our promotion of existing products and continued to promote our latest forthcoming product releases, including WebEx Connect, which is a platform designed to increase the breadth and effectiveness of a customer’s use of on demand software applications. A decline in stock compensation expense during the first quarter of 2007 of $756,000 as compared to the first quarter of 2006 offset in part the increase.

Research and Development

Research and development expense consists primarily of salaries and other personnel-related expenses, depreciation of equipment and supplies, and consulting engineering services. Research and development expenses for the periods reported were as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Research and development	$13,459	$13,506
Percentage of net revenues	13%	15%
Increase, period over period	$(47)
Percentage increase, period over period	(0.3)%

Research and development expense was essentially flat during the first quarter of 2007 as compared to the corresponding prior year period. A decline in stock compensation expense of $309,000 as well as a decline in headcount in the U.S. contributed to the reduction in research and development expense in the first quarter of 2007 as compared to the first quarter of 2006. These declines were offset in part by increases in equipment related expenses to develop and support existing and new products.

General and Administrative

General and administrative expense consists primarily of personnel costs for finance, human resources, legal and general management, bad debt expense and professional services, such as legal, tax and accounting. General and administrative expenses for the periods reported were as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
General and administrative	$13,228	$9,574
Percentage of net revenues	12%	11%
Increase, period over period	$3,654
Percentage increase, period over period	38%

General and administrative expense increased 38% during the first quarter of 2007 as compared to the corresponding prior year period due primarily to $2.4 million of acquisition costs related to the pending merger with Cisco Systems. In addition, an increase in employee-related expenses due primarily to an increased headcount of 20% in the first quarter of 2007 as compared to the corresponding prior year period contributed to the increase. A decline in stock compensation expense during the first quarter of 2007 of $452,000 as compared to the first quarter of 2006 offset in part the increase.

Interest and other income, net

Interest and other income, net consists of net investment income, interest income and expense, the effect of non-functional currency transactions of our foreign subsidiaries, and certain other expenses. Interest and other income, net was $3.4 million and $1.7 million in the first quarter of 2007 and 2006, respectively. Interest and other income, net in the first quarter of 2007 was due primarily to interest income of $3.4 million from greater cash and investments balances and higher interest rates. In the first quarter of 2006, interest and other income, net consisted of interest income of $1.8 million, offset in part by currency exchange losses of $115,000.

Provision for income taxes

We recorded a provision for income taxes of $9.9 million for the three months ended March 31, 2007 based on our estimated annual effective tax rate for full year 2007 of 40.7%. During the three months ended March 31, 2007, the effective tax rate was 37.8%, which varies from our annual effective tax rate due primarily to the discrete tax benefits of options exercised which had vested after the adoption of SFAS 123R. Our estimated annual effective tax rate for 2007 is approximately 4.0 percentage points lower than 2006 due primarily to the tax impact of stock-based compensation under SFAS 123R and the associated mix of equity instruments during the respective periods. We expect to continue to use net operating loss carryforwards to offset U.S. taxable income in 2007; however, the utilization is limited on an annual basis based on Section 382 of the Internal Revenue Code. For the first quarter of 2007, we evaluated our deferred tax assets and valuation allowance related to the utilization of our net operating loss carryforwards. The evaluation resulted in the realization of the tax benefit of these deferred assets of $940,000 for the balance of the year, of which $856,000 reduced goodwill related to the acquisition of Intranets.

Liquidity and Capital Resources

	Three months ended March 31,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$30,576	$19,294
Net cash used in investing activities	(78,276)	(18,625)
Net cash provided by financing activities	22,721	19,067

Net (decrease) increase in cash and cash equivalents	$(24,979)	$19,736

We have generated cash from operations in each quarter since the third quarter of 2002. We anticipate cash flow from operations will continue to fund our current operations.

As of March 31, 2007, cash, cash equivalents and short-term investments were $395.8 million, an increase of $50.6 million compared with cash, cash equivalents and short-term investments of $345.2 million as of December 31, 2006. As of March 31, 2007 and December 31, 2006, we had no debt.

Operating Activities

Net cash provided by operating activities increased $11.3 million in the first quarter of 2007 as compared to the corresponding prior year period. The increase was due primarily to an increase in earnings of $4.6 million, after adjustments for non-cash items including stock-based compensation expense, provisions for doubtful accounts and sales reserve and depreciation and amortization. In addition, timing of payments during the period and a reduction in tax payments resulted in an increase in cash from operations of $4.3 and $1.6 million, respectively. During the first quarter of 2007, we recorded $4.6 million related to excess tax benefits from stock-based compensation in financing activities.

Investing Activities

Net cash used in investing activities increased $59.7 million in the first quarter of 2007 as compared to the corresponding prior year period. The increase was due primarily to an increase in net investment purchases of $61.4 million as compared to the first quarter of 2006. Capital purchases declined $1.8 million in the first quarter of 2007 as compared to 2006.

Financing Activities

Net cash provided by financing activities increased $3.7 million in the first quarter of 2007 as compared to the corresponding prior year period. The increase was due primarily to an increase of $3.1 million of excess tax benefits from stock-based compensation during the first quarter of 2007 as compared to the first quarter of 2006.

Other

We have a revolving credit line with a bank that provides available borrowings up to $7.0 million. Amounts borrowed under the revolving credit line bear interest at the prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement expires June 15, 2007. The credit agreement is unsecured and is subject to compliance with covenants, including a minimum quick ratio and minimum profitability, with which we are currently in compliance. As of March 31, 2007, we had no outstanding borrowings under the credit line, but did have $2.6 million in letters of credit issued to secure leases, which decline in value over the length of the respective leases.

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

Purchase Commitments

As of March 31, 2007 our material purchase commitments, including those for telecommunication lines and data services, equipment and software, totaled $27.3 million. The majority of the purchase commitments are expected to be settled in cash within 12 months.

Indemnity and Warranty Obligations

In some of our agreements with customers and resellers, we agree to indemnify the customers and resellers in the event a third party asserts an intellectual property infringement claim against the customer or reseller based on our services. Certain restrictions are placed on the indemnity obligations, including geographical limitations and limitations on the type of claims covered. In addition, we have provided certain warranties and committed to maintain certain service levels in some of our agreements with customers and resellers. These warranty and service level provisions specify limited remedies available to the customer or reseller in the event of a breach of the warranty or a failure to maintain the specified service level. In addition, our agreements contain limitation of liability provisions, which disclaim responsibility for consequential, special or indirect damages and which generally limit our liability under the agreements to the amount of fees paid to us. However, any failure in a customer’s business interaction or other communications activity that is caused or allegedly caused by our services, could result in a claim for damages against us, regardless of our responsibility for the failure, and cause us to incur unexpected costs which could unfavorably impact our revenue. Although customers and resellers have on a few occasions brought to WebEx’s attention potential third party intellectual property claims, as of March 31, 2007, we had not incurred any liability with respect to our indemnification obligations. Likewise, customers and resellers may bring claims with respect to our warranty and service level obligations, but as of March 31, 2007, we had not incurred a material liability with respect to such claims.

Off-Balance-Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in SEC Regulations.

Contractual Obligations

The following table summarizes our significant contractual commitments at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease commitments	$41,260	$5,975	$14,856	$10,372	$10,057
Purchase commitments	27,323	25,736	1,587	—	—

Total	$68,583	$31,711	$16,443	$10,372	$10,057

As a result of the adoption of FIN 48, the total liability for uncertain tax positions is $7.5 million (see note 4 in Item 1). We have not included this amount in the table above because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

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

During the first quarter of 2007 we began to hedge our foreign currency risk by entering into forward foreign exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing certain intercompany balances. At March 31, 2007, our transaction exposures amounted to $564,000 and were offset by foreign currency forward contracts with a net notional amount of $491,000. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other income, net.

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

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. As discussed above, we have entered into the Merger Agreement pursuant to which we are to be acquired by Cisco Systems. If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither we nor Cisco Systems elects to exercise our respective termination rights, the Merger will occur and we will cease to be a standalone business. Rather, we will be a wholly-owned subsidiary of Cisco Systems as of the effective time of the Merger. Accordingly, the risk factors below, excepting the first risk factor, should be read with the understanding that such risk factors would affect a holder of our common stock only in the event that the Merger is not consummated and we remain a standalone, publicly traded company.

Prior to the Tender Offer closing and the subsequent Merger, the trading price of our common stock will likely continue to be approximately $57 per share which, together with the $57 cash payment that would go to all stockholders as of the closing of the subsequent Merger, could limit possible returns on any new investment in our common stock or associated derivative securities.

On March 15, 2007, we announced that we had entered into the Merger Agreement with Cisco Systems pursuant to which Cisco, through Cisco Subsidiary, would commence a tender offer of $57 per share to acquire all of the outstanding shares of our common stock. Under the terms of the Merger Agreement, upon obtaining of a majority of our shares Cisco Subsidiary will merge with and into WebEx and we will become a wholly-owned subsidiary of Cisco Systems, thus ending our existence as a standalone company.

Beginning with the first trading date, March 16, 2007, following the announcement of the Merger Agreement and continuing through the date hereof, our common stock has traded within a narrow price range: from a low of $56.50 on March 16, 2007 to a high of $57.12 on March 21, 2007. This highly constricted trading range surrounding the tender offer price is typically seen in tender offer acquisitions such as ours, where the risk of one or more competing tender offers is low and where the likelihood of legal or regulatory impediments to the transaction also is low. We expect that this extremely narrow trading range around $57 per share is likely to continue until the closing of the Merger. Such a narrow trading range, together with the expected $57 per share cash payment to be paid to all stockholders in connection with the acquisition as provided in the Merger Agreement, would very likely significantly limit the returns, if any, on any investment our common stock or associated derivative securities of WebEx.

Because the Tender Offer has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

The obligation of Cisco Systems to consummate the Tender Offer and the Merger is subject to certain conditions, including the absence of the occurrence of any material adverse effects on our business prior to the planned Merger. If the conditions set forth in the Merger Agreement are not met or waived, the acquisition of us by Cisco Systems may not occur. These conditions are set forth in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on March 15, 2007. We cannot ensure that each of the conditions set forth in the Merger Agreement will be satisfied.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business. For example, to the extent that our announcement of the acquisition creates uncertainty among customers or resellers such that they cancel orders or terminate their respective agreements with us, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, resellers and others. In addition, our earnings could be below the expectations of market analysts, which could cause a decline in our stock price.

If the acquisition is terminated, under certain circumstances, we would be required to pay Cisco Systems a termination fee of $77.0 million. In addition to such adverse consequence and the possible adverse effects stemming from the mere announcement of the Merger Agreement, if the acquisition is not consummated we could suffer a number of further consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following effects:

–	the price of our common stock could decline to the extent that its current market price reflects a market assumption that the Merger will be completed;

–	we may experience difficulties in attracting customers and resellers due to changed perceptions about our competitive position, our management, or other aspects of our business;

–	we may not be able to find another buyer willing to pay an equivalent or higher price per share, in an alternative acquisition transaction, than the price offered by Cisco Systems;

–	we would remain liable for significant costs related to the acquisition, such as legal, accounting and investment banking fees;

–	activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain;

–	we may not be able to retain key employees or attract new employees in areas of growth or need; and

–	we may not be able to maintain effective internal control over financial reporting due to employee departures.

The revenue uncertainty associated with one of our two primary pricing models, usage-based pricing makes our quarterly results variable and difficult to predict, which could cause unpredictable fluctuations in our stock price.

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

For the quarter ended March 31, 2007, usage-based and other non-subscription revenue was approximately 27% of our total revenue. We include in our usage-based revenue category, in addition to the various types of per-minute revenue identified in the preceding paragraph, certain non-recurring revenue items. Examples of such non-recurring revenue items are the fees we charge our customers for consulting or other forms of professional services (PSO) work, an example of which is the fee we charge to help a customer produce an online event. Our various usage-based revenue sources are more variable and difficult to predict than our committed subscription revenue sources, given that customer demand may vary from month to month depending on a number of factors, such as number of business days in a month or vacation patterns. Accordingly, to the extent the revenue derived from our various usage-based sources—or uncommitted revenue—grows faster than the combined revenue from ports, minimum minutes and flat-rate offerings—together called committed revenue—our overall revenue becomes more difficult to predict.

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

Most of our customer contracts have initial terms of three to twelve months. These contracts are typically automatically renewed except where a customer takes action to cancel a contract prior to the end of an initial or renewal term. In a few customer situations, including contracts with the federal government, the contract can be terminated by the customer at any time during the term of the agreement. Our monthly average lost subscription MRR, an internal measurement tool we use to evaluate subscription-based revenues that we have lost, was 1.9% for the quarter ended March 31, 2007. In addition to cancellation, a customer may stop buying our services directly from us and, instead, start purchasing our services from one of our resellers or from one or more of our competitors. This practice may increase as a result of the Tender Offer and the Merger. A customer may also change types of services that the customer purchases directly from us such that the overall subscription revenue to us is lower. The reasons why customers have canceled use of our services have included the following: the pricing of our service offerings, the failure of a customer’s employees to learn about and use our services, the failure of the services to meet a customer’s expectations or requirements, financial difficulties experienced by a customer, and a customer’s decision to use services or products offered by a competitor. As a result of customer cancellations or reductions in purchases of our services, we may need to invest additional amounts in sales and marketing in order to compensate for increases in net customer losses, or we may need to invest in the development or acquisition of new offerings in an attempt to increase customer retention. We may not obtain a sufficient amount of new or incremental business to compensate for any customers that we may lose. The loss of existing customers or our failure to obtain additional customers, and the additional expense associated with acquiring new customers or developing or acquiring new products, could harm our business and operating results.

Our business and operating results may suffer if we fail to establish reseller relationships, if our resellers experience financial hardships, do not successfully market and sell our services, or devote greater efforts to the products and services of competitors, or if we fail to maintain significant participation in the telecommunications provider distribution channel.

As of March 31, 2007, we had distribution agreements in place with telecommunications partners, software vendors, web services providers and miscellaneous other resellers that during the first quarter of 2007 accounted for 17% of our revenue. Our revenue generally consists of initial set-up fees, commitment payments, and service fees. The majority of the payments received from these resellers are per minute or usage-based payments. We must continue to establish, preserve and extend these distribution relationships, and perhaps especially because of having entered into the Merger Agreement. Establishing these distribution relationships can take as long as several months or more. Our resellers are not prohibited from offering and reselling the products and services of our competitors, and a significant majority of our resellers currently do so. Such resellers (i) may devote greater resources to marketing and supporting the products and services of our competitors including specific efforts to persuade the reseller’s customers to switch from our services to those of our competitors, or (ii) may be persuaded by a competitor of ours to sever the reseller’s distribution arrangement with us and possibly also become the exclusive reseller of that competitor. Our resellers could also devote greater resources to the development and deployment of their own web collaboration service offerings, which may be or become competitive with ours.

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

A small number of reseller accounts was responsible for most of the 17% of our total revenue during the first quarter of 2007 that was attributable to reseller, and if any of these resellers were to discontinue or significantly curtail a reseller arrangement with us, our operating results would be negatively affected.

Of the 17% of our total first quarter 2007 revenue that was attributable to resellers, a large majority came from five resellers. Each of these five resellers operates in the telecommunications-provider reseller channel. If one or more of these resellers were to significantly reduce the scope of or discontinue a reseller arrangement with us, our business and operating results would suffer.

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

Our standalone WebEx Meeting Center service, our first on-demand web collaboration service offering launched several years ago accounted for approximately 35% of our revenue for the quarter ended March 31, 2007. We have developed and are selling other services, such as (i) our Enterprise Edition service consisting of a composite of our Meeting Center, Event Center, Training Center, Sales Center and Support Center services, each of which services may also be purchased separately, (ii) our audio conferencing service called WebEx Audio; (iii) our asynchronous offering called WebOffice, (iv) our MeetMeNow service, and (v) our PCNow service. Although the number of web collaboration services we offer other than our standalone Meeting Center offering continues to increase, we still depend on Meeting Center for a large percentage of our revenue. Our operating results will suffer if sales of our standalone Meeting Center service decline or do not increase.

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

From time to time daily peak usage has exceeded 50% of our data network capacity. However, by monitoring and managing our data network resources we have been able to meet our internal goal of maintaining average daily peak usage at less than 50% of our data network capacity. Whenever average daily peak usage increases to a point approaching or exceeding 50% of our data network capacity, we add capacity so that we continue to meet our internal target of having average daily peak usage be less than 50% of our data network capacity. During the quarter ended March 31, 2007, the average of our daily peak usages, as a percentage of our data network capacity, was less than 50% of our total capacity.

In addition to our data network, we also maintain an integrated telephony network for which capacity planning and service-level monitoring is necessary. During the quarter ended March 31, 2007, the average of our daily peak usages, as a percentage of our telephony network capacity, was less than 50% of total capacity. From time to time, as with our data network, daily peak usage has exceeded 50% of our telephony network capacity.

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

We expect to continue to increase our personnel during the remainder of 2007. Our expansion in personnel, facilities and infrastructure has presented, and will continue to present, management and operational resource challenges. In addition to completing the physical transfer of one of our primary network operations centers from our former San Jose headquarters to a facility in Mountain View, California, we are exploring the option of transitioning another of our network operations centers from a Denver, Colorado facility to an alternative facility, although we have not yet identified the location of such alternative facility.

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

Our future success will depend on our ability to attract, train, retain and motivate highly skilled engineering, technical, managerial, sales and marketing and customer support personnel. We expect to continue to increase our personnel during the remainder of 2007. Demand for skilled engineering and other technical personnel continues to be high among companies in the technology sector of the U.S. economy and particularly in the Silicon Valley, and because of this we could encounter increasing difficulty hiring and retaining qualified personnel. We could encounter the same difficulty in other countries and regions where we operate and where the demand for skilled technology workers is growing quite rapidly, such as in China and India where we have experienced a significant degree of salary pressure and turnover in our workforce. We could also encounter difficulty in hiring due to the pending status of our acquisition by Cisco Systems and the resulting uncertainties that prospective employees might have about employment with us. In addition to these challenges, our current financial plans depend upon substantially increasing our sales force in the coming year.

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

Our business, which includes thousands of subscription customers and a large number of daily transactions, is substantially dependent on the continuous and error-free functioning of our automated business processing systems covering such areas as order-entry, billing, contract management and collection activities. We currently are utilizing an internally-developed, in part, proprietary business processing system to capture and record customer usage of our various services. Because we have to rely on our own know-

how and experience, rather than that of an outside vendor, to identify, diagnose and repair any bugs, start-up problems or other malfunctions relating to the system, any such malfunction could cause delays or errors in transaction processing, which could negatively affect customer relationships and could harm our business. Actual malfunction-related costs that could have negative effects on our business include (i) delays in generating, or inability to generate, customer invoices, (ii) difficulty, or inability, to track the customer usage data needed to generate invoices, (iii) our having to deploy additional resources internally to troubleshoot these invoice and data collection problems and to complete the processing of sales transactions, and (iv) our having to issue credits to customers due to discrepancies or disagreements with particular invoices.

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

We strive to protect our underlying software and our proprietary technology through patents. We regard the effective protection of patentable inventions as important to our future opportunities. We currently have 29 issued patents. Our patents are in several areas including peer-to-peer connections to facilitate conferencing, document annotation, optimizing data transfer, graphical user interface for extracting video presentations, and remote collaboration systems involving multiple computers. We currently have over 80 patent applications pending in the United States Patent Office. We may seek additional patents in the future. Our current patent applications cover different aspects of the technology used to deliver our services and are important to our ability to compete. However, it is possible that:

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

Finally, some of our competitors such as IBM offer software products or products that are a combination of software and hardware that include web collaboration functionality. This type of web collaboration offering, sometimes called a customer premise or on-premise solution, allows customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their basic web conferencing or more advanced web collaboration needs met with these types of products, demand for WebEx services may decrease.

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

In addition to the effect of such potential future laws and regulations, existing laws and regulations in both domestic and non-U.S. jurisdictions could be interpreted to apply to our web collaboration business, in which case our regulatory compliance obligations and associated financial burdens could increase. An example of a non-U.S. law or regulation that we are expending resources, both infrastructure-related and legal-related, to comply with are the various privacy statutes enacted by the European Union. Examples of U.S. laws and regulations that we may have to expend greater resources to comply with include various U.S. state sales tax laws and regulations, which may be held by the applicable authorities to apply to the sale of our web collaboration services, and pricing and other regulations associated with the federal government market segment of our business.

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

We face risks associated with potential future zoning and voluntary environmental remediation activity relating to our Mountain View network operations center property.

Since 2003 we have owned real property in Mountain View, California on which resides a building that serves as one of our primary network operations center facilities. The Mountain View City Council is currently considering a proposal to rezone the area surrounding our facility from industrial to residential use. If such rezoning, and the accompanying expansion of neighboring residential development, takes place, operations in our building could be impeded, interrupted or otherwise negatively affected by construction activities, the new residents, or city ordinances relating to noise or other byproducts of our building’s operations. Because of such negative circumstances, we might be forced to re-locate to a less suitable and perhaps more expensive site for our network operations facility, which would negatively affect our business. Having to invest additional resources and management time in the locating and fitting of the alternative network operations site would further hurt our business.

During the first quarter of 2007, the United States Environmental Protection Agency (EPA) asked us to consent to Verizon Communications, Inc. (Verizon) conducting a pilot bio-remediation project on the groundwater beneath our Mountain View property. The bio-remediation project is an experimental, bacteria-based approach to groundwater clean-up. Verizon is the corporate successor to GTE, which for several decades was the landowner of our property and dozens of acres of adjacent property.

The EPA has asked Verizon, on a voluntary basis, to conduct a test of this technology on our property as part of Verizon’s continuing effort to clean up some residual contamination from activities of GTE many years ago. Although aware of the condition of the property for at least 15 years, the EPA has never issued an order requiring clean-up of the groundwater as it has been satisfied with voluntary clean up activity conducted by GTE/Verizon in the years prior to and concurrent with our ownership of the property.

We have consented to the conducting of this bio-remediation technology testing on our property. We, Verizon and the EPA are currently in the planning stages with regard to the actual testing of this alternative clean-up technology. While we do not believe this activity or the condition of the property represents a material risk to WebEx for environmental liability, environmental laws can impose strict liability on land owners for the condition of their property. As a result, we are closely monitoring the situation to ensure that we are not exposed to liability and that any liability that may arise from this activity or the condition of the property is assumed by those responsible.

Recently adopted Financial Accounting Standards Board (FASB) rules relating to equity-compensation programs, and changes we are making in our equity compensation programs in response to the new rules, will significantly affect our results of operations.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks and increased expense from Sarbanes-Oxley legislation and regulation requiring companies to evaluate those internal controls.

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

Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2007 and March 14, 2007, the day preceding our announcement of Merger Agreement, our stock price has traded as high as $48.57 on February 22, 2007, and as low as $32.42 on January 3, 2007. Our stock price could fluctuate significantly due to a number of factors, including:

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

(c) Issuer Purchases of Equity Securities.

Our Board of Directors on July 31, 2006 approved a repurchase program authorizing the repurchase of, at the discretion of WebEx management, up to $40,000,000 of the Company’s common stock through December 31, 2007. During the quarter ended March 31, 2007, we did not make any repurchases under this repurchase program, nor did we make any other repurchases of our equity securities.

Beginning in the second quarter of 2006, we began issuing, pursuant to our 2000 Stock Incentive Plan, restricted stock units (RSUs) to certain of our employees. These RSUs have a “net-share” settlement feature in which we deduct, from the total number of shares of common stock released to the RSU award recipient on each vesting date, that number of shares with a cash value on such vesting date equivalent to the employee’s minimum withholding obligation for applicable income and other statutory taxes. The cash value of the shares deducted is based on our closing stock price on the date of the vesting event. We then remit the cash to the appropriate taxing authorities. The total number of shares of common stock deducted by us during the first quarter of 2007 was 991 shares. Total payments for the employees’ tax obligations to the taxing authorities were approximately $42,000. These net-share settlements had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of each RSU vesting event and did not represent an expense to us.

Item 6.	Exhibits

Exhibits:

Exhibit Number	Description
2.1*	Agreement and Plan of Merger by and among Registrant, Cisco Systems, Inc. and Wonder Acquisition Corp.

3.1**	Amended and Restated Certificate of Incorporation

3.2***	Amended and Restated Bylaws

4.1**	Form of Common Stock Certificate

10.1#	Summary of Performance Measures Established for Registrant’s Executive Cash Bonus Plan

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

99.1*	Tender and Voting Agreement by and among Cisco Systems, Wonder Acquisition Corp. and Subrah Iyar.

*	Incorporated by reference from Exhibits 2.1 and 99.1 of Registrant’s Current Report on Form 8-K (File No. 0-30849) filed with the Securities and Exchange Commission on March 15, 2007.
**	Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on June 21, 2000.
***	Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.
#	Denotes a management contract or compensatory plan or arrangement.
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

WEBEX COMMUNICATIONS, INC.

Date: May 9, 2007	By:	/s/ MICHAEL T. EVERETT
Michael T. Everett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

	By:	/s/ KELLY STECKELBERG
Kelly Steckelberg
Vice President, Finance
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger by and among Registrant, Cisco Systems, Inc. and Wonder Acquisition Corp.

3.1**	Amended and Restated Certificate of Incorporation

3.2***	Amended and Restated Bylaws

4.1**	Form of Common Stock Certificate

10.1#	Summary of Performance Measures Established for Registrant’s Executive Cash Bonus Plan

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

99.1*	Tender and Voting Agreement by and among Cisco Systems, Wonder Acquisition Corp. and Subrah Iyar

*	Incorporated by reference from Exhibits 2.1 and 99.1 of Registrant’s Current Report on Form 8-K (File No. 0-30849) filed with the Securities and Exchange Commission on March 15, 2007.
**	Incorporated by reference from Exhibits 3.3 and 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-33716) filed with the Securities and Exchange Commission on September 21, 2000.
***	Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K (File No. 0-30849) for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.
#	Denotes a management contract or compensatory plan or arrangement.
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